Form 10-Q
period 2009-11-30
OCZ TECHNOLOGY GROUP INC
filed 2010-01-14
CIK 1355128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
Commission File Number: 000-53633
OCZ TECHNOLOGY GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3651093 (I.R.S Employer Identification No.)

6373 San Ignacio Avenue
San Jose, California	95119
(Address of Principal Executive Offices)	(Zip Code)
(408) 733-8400
(Registrant’s telephone number, including zip code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of January 14, 2010, there were 21,278,642 shares of the registrant’s common stock, $0.0025 par value, outstanding, which is the only class of common stock of the registrant issued.

OCZ TECHNOLOGY GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
OCZ TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 30, 2009	February 28, 2009
	unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,152	$420
Accounts receivable, net of allowances of $2,804 and $2,279	23,259	23,995
Notes receivable	375	—
Deferred tax asset, net	836	836
Inventory, net	13,253	16,787
Prepaid expenses and other assets	2,249	2,112
Total current assets	41,124	44,150
Property and equipment, net	2,769	2,855
Intangible asset	185	268
Goodwill	10,697	10,342
Long-term notes receivable	668	—
Other assets	44	88
Total assets	$55,487	$57,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable, net	$500	$200
Bank operating loan	12,112	9,435
Accounts payable	26,328	25,394
Accrued taxes	2	4
Accrued wages and payroll taxes	482	382
Accrued expense	3,401	3,066
Accrued warranties	159	132
Deferred revenue	99	167
Total current liabilities	43,083	38,780
Long-term deferred rent	49	—
Total liabilities	43,132	38,780

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0025 par value; 20,000,000 shares authorized, 8,000 shares issued and outstanding as of November 30, 2009	—	—

Common stock, $0.0025 par value; 120,000,000 shares authorized, 21,278,642 shares issued and outstanding as of November 30, 2009 and 100,000,000 shares authorized, 21,278,642 shares issued and outstanding as of February 28, 2009	54	53
Additional paid in capital	31,423	30,911
Cumulative translation adjustment	(163)	(112)
Retained earnings	(18,959)	(11,929)
Total stockholders’ equity	12,355	18,923
Total liabilities and stockholders’ equity	$55,487	$57,703

OCZ TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	unaudited		unaudited
	2009	2008	2009	2008

Net revenues	$38,024	$35,229	$111,591	$114,863
Cost of revenues	31,567	34,892	95,178	101,822
Gross profit	6,457	337	16,413	13,041

Sales and marketing	2,520	2,830	7,727	8,046

Research and development	1,328	741	4,023	1,774
General, administrative and operation	3,659	5,810	11,214	13,742
Total operating expenses	7,507	9,381	22,964	23,562
Operating income	(1,050)	(9,044)	(6,551)	(10,521)
Other income (expense) — net	600	(88)	669	(158)
Interest and financing costs	(522)	(141)	(1,148)	(434)
Income from operations before provision for income taxes	(972)	(9,273)	(7,030)	(11,113)
Tax (expense) benefit	—	(52)	1	(52)
Net income	$(972)	$(9,325)	$(7,029)	$(11,165)

Net income per share:
Basic	$(0.05)	$(0.44)	$(0.33)	$(0.53)
Diluted	$(0.05)	$(0.44)	$(0.33)	$(0.53)

Shares used in net income per share computation:
Basic	21,300	21,000	21,300	21,000
Diluted	21,300	21,000	21,300	21,000

OCZ TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended
	November 30,
	2009	2008
	unaudited	unaudited
Cash flows from operation activities:
Net income	$(7,029)	$(11,166)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	744	534
Amortization of intangibles	83	84
Stock-based compensation	465	652
Non-cash gain on disposition of product line	(668)	—
Changes in operating assets and current liabilities:
Accounts receivable	736	(1,185)
Inventory	3,159	(1,959)
Prepaid expenses and other assets	(137)	1,322
Accounts payable	934	6,823
Accrued taxes	(2)	(4)
Accrued wages and payroll taxes	100	88
Accrued expenses	334	3,862
Accrued warranties	27	28
Deferred revenue	49	—
Deferred rent	(68)	(36)
Net cash used in operating activities	(1,273)	(957)

Cash flows from investing activities:
Purchases of fixed assets	(658)	(940)
Decrease in deposits	44	8
Cash payment for acquisition	(355)	(392)
Net cash used in investing activities	(969)	(1,324)

Cash flows from financing activities:
Sale of common stock	8	238
Issuance of preferred stock	40	—
Bank loan	2,677	1,570
Notes payable	300	(375)
Net cash provided by financing activities	3,025	1,433

Effect of foreign exchange rate changes on cash and cash equivalents	(51)	(287)
Net increase (decrease) in cash and cash equivalents	732	(1,135)
Cash and cash equivalents at beginning of period	420	1,544
Cash and cash equivalents at end of period	$1,152	$409

Supplemental disclosures:
Interest paid	$571	$439
Income taxes paid	—	$50

OCZ TECHNOLOGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim condensed consolidated financial statements of OCZ Technology Group, Inc, a Delaware corporation (the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at November 30, 2009, the consolidated results of operations for each of the three and nine months ended November 30, 2009 and 2008, and the consolidated results of cash flows for each of the nine months ended November 30, 2009 and 2008 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Report on Form 10 filed with the Securities and Exchange Commission (“SEC”). The February 28, 2009 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Form 10. The results for the interim periods are not necessarily indicative of results to be expected for the full year.
The condensed consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., sales returns, bad debt and inventory reserves and asset impairments), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s reported revenues are net of reserves for price protection, sales returns and sales and marketing incentives. Actual results could differ from those estimates.
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Recognition of the Codification in financial statements is effective for interim and annual periods ending after September 15, 2009. The impact in the Company’s financial statements was only to references for accounting guidance.
The company evaluated subsequent events through January 14, 2010, which is the date these financial statements were issued.
Note 2 — Inventory
Inventory consists of the following:

	As at	As at
	February 28,	November 30,
	2009	2009
	($000)	($000)
Raw materials	5,484	5,741
Work in progress	5,972	5,176
Finished goods	5,331	2,336

	16,787	13,253

Note 3 — Property and equipment
Net Property and equipment consists of the following:

	As at	As at
	February 28,	November 30,
	2009	2009
	($000)	($000)
Vehicles	135	135
Furniture and fixtures	154	38
Equipment	3,689	4,348
Leasehold Improvement	413	435

	4,391	4,956
Less: accumulated depreciation	(1,536)	(2,187)

	2,855	2,769

Depreciation expense for the nine months ended November 30, 2008 and November 30, 2009 amounted to $534,000 and $744,000, respectively. No assets were held under capital lease arrangements during these periods.
Note 4 — Goodwill on acquisition and other intangible assets
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. OCZ values goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is carried at fair value and reviewed at least annually for impairment as of the last day of February, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. The brand name intangible assets are being amortized over a 4-year period. Subsequent payments made for the contingent consideration are charged to goodwill. For tax purposes, goodwill is deductible over a 15-year period.
OCZ has determined that it has one reporting unit as defined by SFAS 142. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of OCZ (the reporting unit). There are two steps in the determination. OCZ has determined that it has one reporting unit as defined by SFAS 142. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value of OCZ (the reporting unit). There are two steps in the determination.
The first step compares the carrying amount of the net assets (including goodwill), to OCZ’s fair value. If OCZ’s fair value exceeds the carrying amount of OCZ’s net assets, goodwill is not considered to be impaired and the second step of the impairment test is not necessary. If the carrying amount of OCZ’s net assets exceeds OCZ’s fair value, the second step of the impairment test is undertaken to measure the amount of impairment loss, if any. In determining OCZ’s fair value consideration is firstly given to quoted market prices of the OCZ’s stock and where this is not available the estimate of OCZ’s fair value will be based upon the best information available and consideration of other valuation techniques.
The second step, if necessary, is used the measure the amount of impairment loss by comparing the implied fair value of OCZ’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized to the extent the carrying amount of OCZ’s goodwill exceeds the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating OCZ’s fair value in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is OCZ’s implied fair value of goodwill.

Once a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be the new accounting basis and there is no subsequent reversal of previously recognized goodwill impairment loss in future years.
OCZ has not recorded an impairment of goodwill.
The movement in goodwill on acquisition and other intangible assets can be summarized as follows:

		Other
		Intangible
	Goodwill	Assets
	($’000)	($’000)
Cost
As at February 29, 2008	9,789	446
Additions during the period for Goodwill contingent payment	553	—
As at February 28, 2009	10,342	446
Additions during the period for Goodwill contingent payment	356	—

As at November 30, 2009	10,698	446

Amortization
As at February 29, 2008	—	66
Charge for the period	—	112
As at February 28, 2009	—	178
Charge for the period		83

As at November 30, 2009		261

Net carrying value

As at February 29, 2008	9,789	380

As at February 28, 2009	10,342	268

As at November, 2009	10,698	185

Note 5 — Accrued expenses
Accrued expenses consist of the following:

	As at	As at
	February 28,	November 30,
	2009	2009
	($000)	($000)
Professional fees	198	256
Interest expense	22	53
Mail in rebate provision	529	63
Sales marketing program	763	351
Employee related payments	392	450
Customer repair provision	109	239
Deferred rent	—	65
Uninvoiced goods and services	1,053	1,924

	3,066	3,401

Note 6 — Accrued warranty
Accrued warranty expenses consist of the following:

	As at	As at
	February 28,	November 30,
	2009	2009
	($000)	($000)
Balance at beginning of year	97	132
Provision for warranty expense	437	189
Warranty replacements/repairs	(402)	(162)

	132	159
Note 7 — Commitments and contingencies
OCZ and its subsidiaries lease office and warehouse facilities under lease terms of approximately two to five years expiring mostly in 2011. Rent expense amounted to $956,000 and $590,000 in the nine months ended November 30, 2008 and November 30, 2009 respectively.
Future minimum payments due under these non cancellable lease agreements are as follows:

($000)

Fiscal years ending 28 February
2010 (Q4 only)	171
2011	668
2012	342
2013	13

1,194

Note 8 — Bank loan and notes payable
In November 2007, OCZ obtained a new bank line of credit facility in the amount of $10 million which was increased to $12 million during 2008. The agreement had a one-year term, an annual commitment fee, and bore interest at prime plus 0.75% with a floor of 6.25%. The bank has essentially all OCZ’s assets as collateral and requires periodic operational reporting in lieu of any financial covenants other than tangible net worth as defined. As of November 30, 2008, OCZ was not in compliance with two of financial covenants in the $12 million loan agreement OCZ had with Silicon Valley Bank. In February 2009, in connection with the execution of an Amendment, OCZ received a waiver from our lender for these covenants but our line of credit was reduced back to $10 million. As of February 28, 2009, OCZ was not in compliance with one financial covenant in the Loan Agreement for which OCZ has obtained a waiver. In July 2009, OCZ entered into a Sale of Accounts and Security

Agreement with Faunus Group International, Inc, pursuant to which OCZ may factor our foreign receivables up to $8 million in the aggregate (as amended, the “FGI Agreement”). OCZ has entered into a Loan and Security Agreement with Silicon Valley Bank dated as of July 2009 (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate. The SVB Loan Agreement also caps the aggregate debt under both Factoring Loan Agreements to $14 million. Under the Factoring Loan Agreements OCZ has guaranteed its obligations thereunder and has pledged substantially all of its assets as security. There is no assurance that OCZ will not become out of compliance with one or more covenants of our Loan Agreement in the future. If OCZ is in violation of covenants in the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment on all outstanding loan balances. Total borrowings under these Loan Agreements amounted to approximately $9.4 million at February 28, 2009, and $12.1 million at November 30, 2009.
In order to provide some bridge financing as these new financing arrangements were established, in August 2009 we borrowed $500,000 from our CEO, Ryan Petersen, at 7.5% interest. The loan is repayable in equal installments in February 2010 and September 2010. OCZ also had notes payable in connection with the 2007 acquisitions described in Note 7 of our Form 10 which bore interest at 6%. The amounts outstanding were $575,000 at February 29, 2008 and $200,000 at February 28, 2009. The $200,000 note was repaid in September 2009.
Note 9 — Stockholders’ Equity
(The numbers of shares and their prices have been adjusted to reflect the 2.5-for-1 stock reverse split that took place in September 2009).
As at December 31, 2004 and December 31, 2005 OCZ had 15,000,000 shares of $0.0025 par value common stock authorized of which 12,193,200 and 13,234,130 shares were outstanding, respectively.
On January 1, 2005, OCZ purchased the 30% minority interest in OCZ Canada by the issuance of 480,000 shares of common stock, valued at approximately $0.43 per share.
During the fiscal year ended December 31, 2005, OCZ sold 7,200 shares of common stock valued at approximately $0.43 and 411,658 shares of common stock valued at $0.63, which equaled the estimated fair market value at the time of sale.
During the remainder of 2005, OCZ engaged in routine stock option and stock sale transactions as further described in the Consolidated Statement of Changes in Stockholder Equity.
In June 2006, OCZ issued 3,020,000 shares of common stock as part of the Initial Listing at 162.50 pence ($3.00) and 484,000 shares upon conversion of convertible unsecured loan stock at a price of 121.88 pence ($2.25). OCZ raised an aggregate of $8.2 million after costs in connection with the Initial Listing. In October 2006, OCZ issued an additional 516,000 shares of common stock in connection with the Initial Listing at 212.50 pence ($4.15), which raised approximately $1.7 million after costs.
During the remainder of 2006, approximately 141,600 shares of common stock were issued from the exercise of stock option and warrants.
During May 2007, OCZ completed a secondary offering of 2,651,000 shares of common stock at 312.50 pence ($6.18), which raised approximately $15.3 million after costs. In connection with the May 2007 acquisition of PC Power and Cooling, Inc., OCZ issued 249,200 shares of common stock, and in February 2008, OCZ issued 231,600 shares as part of a capitalization of $500,000 of an acquisition related note. Also in May 2007 the number of authorized shares was increased to 40,000,000 shares, which is the level at each of the subsequent balance sheet dates presented herein.
In November 2008, OCZ issued 339,200 shares as part of a capitalization of $200,000 of an acquisition related note in favor of Douglas A. Dodson.

During fiscal years ended February 29, 2008 and February 28, 2009, approximately 328,528 shares of common stock and 74,000 shares of common stock, respectively, were issued in connection with the exercise of stock options. In November 2009, the Board approved the issuance of 25,710 shares of common stock, but such shares have not been issued. As of November 30, 2009 OCZ had issued and sold 8,000 of its Series A Preferred Stock at a price of $5.00. As of January 14, 2010, OCZ has, in the aggregate, issued 30,990 shares of its Series A Preferred Stock at the price of $5.00 per share.
Stock incentive plan
In December 2004, OCZ adopted a stock incentive plan with 1,800,000 shares of common stock authorized for issuance. The shares subject to the stock incentive plan was subsequently increased to 5,232,873. The shares to be purchased are subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine. The options granted will expire in a term not to exceed 10 years.
The following table summarizes option activity for the fiscal year ended February 28, 2009 and the interim 9 month period ended November 30, 2009.

		Number of			Weighted
	Shares	shares			Average
	available	under	Exercise	Total	exercise
	for grant	option	Price	$	price
Balance at 29 February 2008	465,059	2,047,663		10,065,859	$4.93

Options granted (weighted average fair value of $0.37)	(525,600)	525,600	$0.40-1.43	547,760	$1.05
Options exercised	—	(74,000)	$0.63	(46,250)	$0.63
Options forfeited	940,116	(940,116)	$0.63-$8.53	(4,912,033)	$5.23

Balance at 28 February 2009	879,575	1,559,147		5,655,336	$3.63

New authorized	2,000,000	—	—	—	—
Options granted (weighted average fair value of $0.61)	(1,630,400)	1,630,400	$1.28	$2,078,760	$1.28
Options exercised	—	—	—	—	—
Options forfeited	368,633	(368,633)	$0.42-$8.28	(1,458,966)	$3.96

Balance at 30 November 2009	1,617,808	2,820,914		6,275,130	$2.22

The following table summarizes information about stock options outstanding and exercisable:

	As at	As at	As at
	February 29, 2008	February 28, 2009	November 30, 2009
Exercise price range	$0.63-$8.53	$0.40-$8.53	$0.40-$8.53
Shares outstanding	2,047,663	1,559,147	2,820,914
Weighted average exercise price	$4.93	$3.63	$2.22
Weighted average contractual life	8.5 years	8.0 years	8.7 years

Shares exercisable	634,125	733,929	1,123,601
Weighted average exercise price	$2.10	$3.74	$2.84
Weighted average contractual life	7.6 years	7.2 years	7.6 years
Stock-based compensation
On January 1, 2006, OCZ adopted SFAS 123(R) using the modified prospective application method. Under this method, compensation cost recognized for the fiscal years ended February 29, 2008, and February 28, 2009, and the nine months ended November 30, 2009 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Since OCZ’s stock-based compensation plan was established in December 2004, all options have been issued at or above the estimated fair market value so that there is no intrinsic value to be expensed. Stock based compensation charged to expenses was $772,000 and $877,000 for the fiscal years ending February 29, 2008 and February 28, 2009, respectively and $465,000 for the interim period ending November 30, 2009. As of February 28, 2009, compensation costs related to non vested awards amounted to approximately $1.3 million and will be recognized in the periods to February 29, 2013 over a weighted average term of 16.9 months. As of November 30, 2009, compensation costs related to non vested awards amounted to approximately $1.5 million and will be recognized in the periods to February 29, 2013 over a weighted average term of 12.8 months.
The fair value of options grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	As at	As at
	February 28, 2009	November 30, 2009
Expected dividend	0%	0%
Risk free interest rate	2.8%	2.0%
Expected volatility	0.4	0.58
Expected life (in years)	4.24	4.28
On April 20, 2008 options for 301,200 shares with exercise prices ranging from $4.18 to $8.53 were cancelled. These options, for non-senior management employees, were then regranted with a three year vesting period and an exercise price of $1.05 which was the fair market value at date of grant. Incremental compensation cost of the excess fair value of the replacement awards will be recognized over the three year term.

Warrants
The following table summarizes warrant activity for the fiscal years ended February 29, 2008 and February 28, 2009.

Weighted
average
	Number	Exercise	Total	exercise
	of shares	price	$	price

Balance at 29 February 2008	142,564	$2.25-$3.90	159,371	$2.80

Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants forfeited	—	—	—	—

Balance at 28 February 2009	142,564	$2.25-$3.90	159,371	$2.80

Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants forfeited	—	—	—	—

Balance at 30 November 2009	142,564	$2.25-$3.90	159,371	$2.80

Note 10 — Segment and geographic information
OCZ operates in a single industry segment and has three product groups comprised of memory processing, power supplies, and flash memory storage.
The following table sets forth the revenues for each of OCZ’s product groups for the interim periods ended November 30, 2008 and 2009:

	Nine months	Nine months
	ended	ended
	November 30,	November 30,
	2008	2009
	($)	($)
Memory processing	76,291	57,301
Power supplies	18,297	17,122
Flash memory storage	20,275	37,168

Total	114,863	111,591
OCZ’s revenues by major geographic area (based on destination) were as follows:

	Nine months	Nine months
	ended	ended
	November 30,	November 30,
	2008	2009
	($)	($)
United States	43,045	47,249
Canada	8,503	5,311
Europe/Middle East/Africa	56,557	44,615
Rest of World	6,758	14,416

Total	114,863	111,591
Note 11 — New Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
Certain information in this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. They include, but are not limited to: statements regarding our revenue growth initiatives; continued growth in the sales of our various product lines; changes in the average selling prices of our products; the loss of, or reduction in sales to, any of our key customers; our ability to deliver new and enhanced products on a timely basis; our sales, operating results and anticipated cash flows; our ability to forecast customer demand; the availability of certain components in our products which we obtain from a limited number of suppliers; competition from other companies in our industry; changes in political and economic conditions and local regulations, particularly outside of the United States; and our ability to protect our intellectual property rights. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Please see our Form 10 and the other information contained in our other SEC filings for a further discussion of these and other risk and uncertainties applicable to our business. We are not able to predict all the factors that may affect future results. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a leading provider of high performance SSDs and Memory Modules for computing devices and systems. Founded in 2002, OCZ Technology Group, Inc. is incorporated in Delaware with headquarters in San Jose, California and offices in Canada, the Netherlands, and Taiwan. Our fiscal year ends on the last day of February.
Historically, we had primarily sold high performance Memory Modules to individual computing enthusiasts through catalog and online retail channels. As such, we believe that we benefit from significant brand recognition and affinity amongst computing enthusiasts many of which are enterprise IT professionals. Today, as part of a diversification strategy which began in Fiscal 2009, our product mix is more heavily weighted toward the sale of SSDs and our target customers are increasingly enterprises and original equipment manufacturers or OEMs.
In addition to our SSD and Memory Module product lines, we design, develop, manufacture and distribute other high performance components for computing devices and systems, including thermal management solutions, AC/DC switching PSUs and computer gaming solutions. We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently and cost effectively. Through our diversified and global distribution channel, we offer more than 500 products to over 300 customers, including leading retailers, etailers, OEMs and computer distributors.

Our ten largest customers measured by gross revenue for our fiscal year 2009 and the fiscal year 2010 (through November 2009) are listed as follows in alphabetical order:
Amazon.com;
ASK Corporation;
Cyberslim International Ltd.;
COS Memory AG;
D&H Distribution Company;
Maxcom Memory GmbH;
Memoryworld GmbH & Co., KG;
Micro Center Corporation;
NewEgg.com, operated by ABS Computer Technologies, Inc.; and
SYX Distribution, Inc.
These ten customers represented approximately 50% our gross revenue for the period set forth above. Our largest customer is NewEgg.com, which represented approximately 18% of our revenue. No other customer was responsible for 10% or more of our gross revenue.
We develop flexible and customizable component solutions quickly and efficiently to meet the ever changing market needs and provide superior customer service. We believe our high performance computer components offer the speed, density, size and reliability necessary to meet the special demands of:
industrial equipment and computer systems;
computer and computer gaming and enthusiasts;
mission critical servers and high end workstations;
personal computer or ‘PC’ upgrades to extend the useable life of existing PCs;
high performance computing and scientific computing;
video and music editing;
home theatre PCs and digital home convergence products; and
digital photography and digital image manipulation computers.
We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process and reduces time-to-market.

We commenced operations in 2002 and shares of our common stock began trading on the AIM Market (“AIM”) of the London Stock Exchange plc in June 2006. On April 28, 2006, we amended our certificate of incorporation to, among other matters, effect a 3-for-1 forward stock split. In May 2007, we acquired PC Power and Cooling, Inc., a privately-held manufacturer of PSU’s that was based in San Diego, California. We now offer both PC Power and Cooling, Inc. and OCZ branded PSU’s. In October 2007, we acquired substantially all of the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a privately-held manufacturer of high performance gaming PCs and laptops aimed at the computer gaming community that was based in Great Neck, New York. In March 2009, we amended our certificate of incorporation primarily to increase the number of authorized shares and eliminate a number of provisions which required us to comply with various UK laws in the case of, among other things, takeovers and tender offers. On April 1, 2009, following appropriate stockholder approval, we voluntarily delisted our common stock from trading on AIM. Accordingly, as of the date of this Form 10Q, our common stock does not trade on any public securities exchange.
As of November 30, 2009, we had over 300 customers, most of which are distributors or etailers in more than 30 countries. For the nine months ended November 30, 2009 and November 30, 2008, our net sales were $111,6 million and $114.9 million, respectively and our net income (loss) was $(7.0) million and $(11.2) million, respectively.
In September 2009, we sold all inventory, patents and goodwill related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation, in exchange for notes with principal amounts in the aggregate of $895,415 and shares of BCInet, Inc.’s Series A Preferred Stock, representing a 27% equity stake in BCInet, Inc. Also in September 2009, we amended our certificate of incorporation to effect a 2.5-to-1 reverse stock split. All share amounts in this document have been adjusted for the effect of this reverse split.
Results of Operations
The following table sets forth our financial results, as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Sales — net	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.0%	99.0%	85.3%	88.6%

Gross profit	17.0%	1.0%	14.7%	11.4%

Expenses
Sales and marketing	6.6%	8.0%	6.9%	7.0%
Research and development	3.5%	2.1%	3.6%	1.5%

General, administrative and operations	9.6%	16.5%	10.0%	12.0%

Total operating expenses	19.7%	26.6%	20.6%	20.5%

Operating profits / (loss)	(2.8)%	(25.7)%	(5.9)%	(9.2)%

Other income / (expense)
Other income — net	1.6%	(0.3)%	0.6%	(0.1)%
Interest and financing costs	(1.4)%	(0.4)%	(1.0)%	(0.4)%

Total other income/ (expense)	0.2%	(0.7)%	(0.4)%	(0.5)%

Profit / (Loss) before tax	(2.6)%	(26.3)%	(6.3)%	(9.7)%

Tax (expense) benefit	—	(0.1)%	—	0.0%

Retained profit / (loss)	(2.6)%	(26.5)%	(6.3)%	(9.7)%
Comparison of Three Months ended November 30, 2008 and November 30, 2009
Net sales. Net sales increased by $2.8 million, or 7.9%, from $35.2 million to $38.0 million, for the three months ended November 30, 2008 and November 30, 2009, respectively. This was due primarily to a 56% increase in Average Selling Prices (“ASPs”) offset by decreased unit sales. This ASP increase was partially due to our transitioning to sales of higher margin SSDs. For the three months ended November 30, 2009, the approximate number of units sold decreased 35% to 549,000 units compared to 837,000 units for the three months ended November 30, 2008. The decrease in unit volumes was primarily due to the lack of working capital needed to fill orders.

Cost of revenue. Cost of revenue decreased by $3.3 million, or (9.5%), from $34.9 million to $31.6 million for the three months ended November 30, 2008 and November 30, 2009, respectively. Cost of revenue as a percentage of net sales was 99% and 83% for the three months ended November 30, 2008 and November 30, 2009, respectively. The decrease in absolute dollars of cost of sales was attributable to the decrease in unit volumes sold. The lower cost of revenues as a percentage of net sales in three months ended November 30, 2009 was driven by higher average selling prices.
Cost of revenue does not include any stock-based compensation expense for the three months ended November 30, 2009 and November 30, 2008.
Sales and marketing expenses. Sales and marketing expenses in aggregate dollars decreased $310,000 from $2.8 million to $2.5 million or (11%) for the three months ended November 30, 2008 and November 30, 2009 respectively. Sales and marketing expenses were 8% and 6.6% of net sales for the three months ended November 30, 2008 and November 30, 2009, respectively. The decrease in sales and marketing expenses was due to reductions in marketing programs.
Sales and marketing expenses include stock-based compensation expense of $91,000 and $19,000 for the three months ended November 30, 2008 and November 30, 2009, respectively.
Research and development expenses. Research and development expenses increased by $587,000, or 79%, from $741,000 to $1.3 million for the three months ended November 30, 2008 and November 30, 2009, respectively. Research and development expenses were 2.1% and 3.5% of net sales for the three months ended November 30, 2008 and November 30, 2009, respectively. The increase in absolute dollars was primarily due to an increase of $466,000 in salary and benefits (including stock based compensation) resulting from growth in research and development personnel and an increase in overhead and development costs associated with new products.
Research and development expenses include stock-based compensation expense of $35,000 and $21,000 for the three months ended November 30, 2008 and November 30, 2009, respectively.
General, administrative and operations expenses. General, administrative and operations expenses decreased by $2.2 million, or 37%, from $5.8 million to $3.7 million for the three months ended November 30, 2008 and November 30, 2009, respectively. General, administrative and operations expenses were 16.5% and 9.6% of net sales for the three months ended November 30, 2008 and November 30, 2009, respectively. The decrease in absolute dollars was primarily due to a decrease of $1.1 million worth of bad debt reserves, $612,000 decrease in shipping costs (due to lower volume of sales), $241,000 decrease of wages and other salaries, $60,000 decrease in rent, offset by a $180,000 increase in legal costs primarily in connection with the Department of Commerce investigation described in “Legal Proceedings” and a $221,000 increase in potential equity offering expenses.
General and administrative expenses include stock-based compensation expense of $166,000 and $34,000 for the three months ended November 30, 2008 and November 30, 2009, respectively.
Other income/(expense)-net. Other income/(expense)-net increased by $307,000 from ($229,000) to $78,000 for the three months ended November 30, 2008 and November 30, 2009, respectively. The increase was primarily due to a $668,000 gain on the sale of all inventory, patents and goodwill related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation offset by an increase of interest and financing costs of $381,000. Interest expense and financing costs increased from $141,000 for the three months ended November 30, 2008 to $522,000 for the three months ended November 30, 2009. The increase in financing cost was due to the additional interest payable under our new factoring financing arrangements.
Provision for income taxes. The income tax (provision) benefit amounted increased from ($52,000) to zero for the three months ended November 30, 2008 and November 30, 2009, respectively. The 2008 provision related to taxes due for the Taiwan branch operations, which did not reoccur in 2009.

Comparison of Nine Months ended November 30, 2008 and November 30, 2009
Net sales. Net sales decreased by $3.27 million, or (2.8%) from $114.8 million to $111.6 million, for the nine months ended November 30, 2008 and November 30, 2009, respectively. This was due primarily to a decrease in the number of units sold due to limited working capital partially offset by a 1.7% increase in Average Selling Prices (“ASPs”). The approximate number of units sold for the nine months ended November 30, 2009 decreased 7.5% to 2.2 million units compared to 2.4 million units for the nine months ended November 30, 2008. The decrease in unit volumes was primarily due to the lack of working capital needed to fill orders.
Cost of revenue. Cost of revenue decreased by $6.6 million, or (6.5%), from $101.8 million to $95.2 million for the nine months ended November 30, 2008 and November 30, 2009, respectively. Cost of revenue as a percentage of net sales was 88.6% and 85.3% for the nine months ended November 30, 2008 and November 30, 2009, respectively. The decrease in absolute dollars of cost of sales was attributable to the decrease in net sales and related unit volume. The lower cost of revenues as a percentage of net sales in nine months ended November 30, 2009 was driven by higher average selling prices of products.
Cost of revenue does not include any stock-based compensation expense for the nine months ended November 30, 2008 and November 30, 2009.
Sales and marketing expenses. Sales and marketing expenses in aggregate dollars decreased $319,000 from $8.0 million to $7.7 million or (4%) for the nine months ended November 30, 2008 and November 30, 2009 respectively. Sales and marketing expenses were 7.0% and 6.9% of net sales for the nine months ended November 30, 2008 and November 30, 2009, respectively. The variation in sales and marketing expenses in absolute dollars was because of the scaling back of certain marketing programs.
Sales and marketing expenses include stock-based compensation expense of $202,000 and $129,000 for the nine months ended November 30, 2008 and November 30, 2009, respectively.
Research and development expenses. Research and development expenses increased by $2.2 million, or 127%, from $1.8 million to $4.0 million for the nine months ended November 30, 2008 and November 30, 2009, respectively. Research and development expenses were 1.5% and 3.6% of net sales for the nine months ended November 30, 2008 and November 30, 2009, respectively. The increase in absolute dollars was primarily due to an increase of $1.5 million in salary and benefits (including stock based compensation) resulting from growth in research and development personnel and an increase in overhead and development costs associated with new products.
Research and development expenses include stock-based compensation expense of $78,000 and $130,000 for the nine months ended November 30, 2008 and November 30, 2009, respectively.
General, administrative and operations expenses. General, administrative and operations expenses decreased by $2.5 million, or 18.3%, from $13.7 million to $11.2 million for the nine months ended November 30, 2008 and November 30, 2009, respectively. General, administrative and operations expenses were 12.0% and 10.0% of net sales for the nine months ended November 30, 2008 and November 30, 2009, respectively. The decrease in absolute dollars was primarily due to a decrease of $447,000 of wages and other salaries, $349,000 decrease in rent, a $1.3 million decrease in bad debt reserve, a decrease of $740,000 of shipping costs (due to lower unit sales) offset by $210,000 increase in lease termination related fees, and $182,000 increase in legal costs and receivables writeoffs related to the Department of Commerce investigation described in “Legal Proceedings.”
General and administrative expenses include stock-based compensation expense of $372,000 and $214,000 for the nine months ended November 30, 2008 and November 30, 2009, respectively.
Other income/(expense)-net. Other income/(expense)-net increased by $113,000 from ($592,000) to ($479,000) for the nine months ended November 30, 2008 and November 30, 2009, respectively, of which $434,000 and $1.1 million, respectively, was interest expense. The increase was primarily due to $0.6 million of additional interest costs incurred from the new Factoring Loan Agreements entered into in the second quarter of 2009 offset by the recognition of $668,000 of gain from the sale of all inventory, patents and goodwill related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation.

Provision for income taxes. The income tax (provision) benefit amounted increased from ($52,000) to $1,000 for the nine months ended November 30, 2008 and November 30, 2009, respectively. The 2008 provision related to taxes due for the Taiwan branch operations, which did not reoccur in 2009.
Liquidity and Capital Resources
Since our inception, we have historically not generated cash from operations and have relied upon funds from equity offerings, primarily on the London Stock Exchange’s Alternative Investment Market in accordance with Regulation S, and, as we have grown, receivable financing.
Operating Activities. Net cash used by operating activities was $1.27 million for the nine months ended November 30, 2009 and $1.0 million for the nine months ended November 30, 2008. The decrease in net cash was due primarily to a $1.9 million decrease in accounts receivable, a $5.1 million decrease in inventory, $4.0 million decrease in operating losses offset by a $1.5 million increase in prepaid expenses and other assets, a $5.9 million decrease in accounts payable and a $3.5 million decrease in accrued expenses. Additionally, net cash from operating activities was reduced by $0.7 million due to the non-cash consideration received for the sale of the Neural Impulse Actuator product line to BCInet in September 2009. The decrease in accounts receivable and inventory was due to better inventory management during the period. The decrease in accrued expenses was due to a decrease in sales incentive and rebate programs.
Investing activities. Net cash used by investing activities was $1.0 million for the nine months ended November 30, 2009 and $1.3 million for the nine months ended November 30, 2008. The decrease in investing activity was primarily due to $0.3 million lower purchases of fixed assets in the nine months ended November 30, 2009 versus the nine months ended November 30, 2008.
Financing activities. Net cash provided by our financing activities increased by $1.6 million from $1.4 million to $3.0 million for the nine months ended November 30, 2008 and November 30, 2009 respectively. The increase in net cash was primarily due to increases in factoring loans of $1.1 million and a $0.6 million increase in notes payable partially offset by a $0.2 million decrease in sales of common stock.
Other factors affecting liquidity and capital resources
We have historically not generated cash from funds generated from operations and have relied upon equity offerings and debt financing such as receivable factoring, increased trade terms from vendors, and bank lines of credit as we have grown. In July 2009, we entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we may factor our foreign receivables up to $8 million in the aggregate (as amended, the “FGI Agreement”). We have entered into a Loan and Security Agreement with Silicon Valley Bank dated as of July 2009 (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate. The SVB Loan Agreement also caps the aggregate debt under both Factoring Loan Agreements to $14 million. Under the Factoring Loan Agreements we have guaranteed our obligations thereunder and have pledged substantially all of our assets as security. As of November 30, 2009, the outstanding loan balances under the Factoring Loan Agreement was $12.1 million in the aggregate. In order to provide some bridge financing as these new financing arrangements were established, in August 2009 we borrowed $500,000 from our CEO, Ryan Petersen, at 7.5% interest. The loan is repayable in equal installments in February 2010 and September 2010. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.
We expect to experience continued growth in our working capital requirements as we continue to expand our business. We cannot assure that we will find additional debt or equity financing allowing us to grow. We intend to fund this continued expansion through cash generated by operations, increased debt facilities, and proceeds from any equity offerings. We anticipate that working capital will constitute a material use of our cash resources.
The SVB Agreement was a result of renegotiation with Silicon Valley Bank and replaced our prior agreement with them. Since we entered into this new agreement, we have not failed to comply with any of its requirements. However, under our prior agreement, we had certain measures of financial performance that we were required to meet and, on occasion, with which we were unable to comply. In February through May of 2009, we did not meet a minimum required threshold as set forth in the original Silicon Valley Bank agreement for a financial performance ratio called a ‘quick ratio’ which is the ratio of our cash, marketable securities and accounts receivable divided by our liabilities, and Silicon Valley Bank granted us a waiver for these months. In addition, in May 2009, we did not meet a threshold requirement for a minimum amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Silicon Valley Bank also granted us a waiver in this instance as well. Although the ‘quick ratio’ test remains in our current SVB Agreement, this agreement does not contain a requirement of a minimum amount of EBITDA.

The SVB Agreement also has a number of other requirements, also called covenants, with which we are required to comply, including among other things:
•	delivery of monthly and annual financial statements;
•	tax, deposit account and insurance requirements;
•	restrictions on our ability to complete dispositions, debt incurrence, distributions, investments, liens, mergers and acquisitions; and
•	certain financial covenants that are tested on a monthly basis.
The FGI Agreement has a number of covenants with which we are required to comply, including among other things:
•	delivery of monthly and annual financial statements;
•	giving notice if we have a material adverse change and under other circumstances; and
•	restrictions on our ability to complete dispositions, debt incurrence, distributions, investments and other liens.
Our long-term future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of November 30, 2009:
Payments due by period

		Q4					Beyond
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(in thousands)	Total	2010	2011	2012	2013	2014	2015
Long-term debt obligations	$500	$250	$250
Capital lease obligations	N/A
Operating lease obligations	$1,194	$171	$668	$342	$13	—	—
Other long-term liabilities reflected on the balance sheet under GAAP	N/A

Total	$1,694	$421	$918	$342	$13	—	—

Inflation
Inflation was not a material factor in either revenue or operating expenses during each of the first nine months ended November 30, 2008 and 2009.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Form 10 for the fiscal year ended February 28, 2009. There have been no significant changes in our critical accounting policies and estimates during the nine months ended November 30, 2009 as compared to what was previously disclosed in our Form 10 for the fiscal year ended February 28, 2009.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Recognition of the Codification in financial statements is effective for interim and annual periods ending after September 15, 2009. The impact in our financial statements was only to references for accounting guidance.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities (if any). In the normal course of business, we employ established policies and procedures to manage these risks which may include the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy subsequent to August 31, 2009.
Item 4T. Controls and Procedures.
Evaluation of disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), at the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
There are no governmental, legal or arbitration proceedings to which we or our subsidiaries are a party or to which any of our or any of our subsidiaries’ property is subject, the resolution of which would have a material effect on our financial position or results of operations.
In 2009, we received inquiries from the U.S. Department of Commerce and the Federal Bureau of Investigation regarding the potential re-export of our products from the United Arab Emirates into Iran. We consequently launched an internal investigation performed by outside counsel. The investigation concluded that while between 2004 and 2008, we maintained a relationship with a distributor in the United Arab Emirates, we have not found any specific facts confirming these suspicions or any information about when such reexports would have occurred or who may have received the products. However, we did provide approximately $500 in sales support materials to the distributor in connection with a sales presentation in Iran. We have terminated our relationship with this distributor.
The investigation separately discovered that in 2007 and 2008, in a total of three instances, we sent one of our high speed Reaper memory module products free of charge as either samples or replacement parts to individuals in Iran and an individual who claimed an address in Cuba but subsequently changed the address to one in Mexico.
We also have received information that a distributor in Lebanon to whom we sold Neural Impulse Actuators September 2008 may have re-exported one of these units into Syria and in general was interested in distributing our products in Syria, but we have not found specific facts confirming when such reexport would have occurred or who may have received the product. We have terminated our relationship with this distributor.
We have voluntarily disclosed these transactions to the U.S. Department of Commerce and the U.S. Department of the Treasury and have cooperated fully with requests for information from these entities as well as the Federal Bureau of Investigation. Should the U.S. government allege that we have violated the Iranian Transaction Regulations and/or Export Administration Regulations, the maximum fine for each violation that we could be subject to would be the greater of $250,000 or two times the value of the illegal transaction. Based on the list price of the products in question, we believe the maximum fine per violation would be $250,000. We believe, however, there is a good faith basis for leniency if any fines are assessed, given the relatively small number of units and revenue at issue, our full cooperation with the U.S. government and our immediate attention to rectifying the underlying causes of the problems. As a result of the discovery of these events, we have implemented more stringent export control procedures to prevent inadvertent transfers and retransfers to sanctioned countries.
Item 1A. Risk Factors.
The Risk Factors included in our Form 10, which has become effective December 1, 2009, as amended, have not materially changed. You should carefully consider the following risk factors, as well as the other information in this Form 10-Q, before deciding whether to invest in shares of our stock. Our business, financial condition and results of operations may be materially and adversely affected due to any or all of the following risks. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also impair our business.

Risks Related to Our Business
We are subject to the cyclical nature of the markets in which we compete and a continued downturn could adversely affect our business.
The markets in which we compete, including the SSDs, flash, memory, thermal management, power supply, and computer gaming station markets, are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both manufacturers’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.
Our historical operating results have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future operating results. A downturn in these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations. Moreover, changes in end-user demand for the products sold by any individual customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the customer has accumulated excess inventories of products purchased from us. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products.
We have experienced quarterly and annual losses in the past and may experience losses in the future.
We have experienced losses on a quarterly and annual basis in the past. We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. There can be no assurance that we will be profitable on a quarterly or annual basis in the future.
Declines in our average selling prices may result in declines in our net sales and gross profit.
Our average selling prices may decline due to several factors. Over the last few years, overcapacity in the DRAM memory component market resulted in significant declines in component prices, which negatively impacted our average selling prices and net sales. During periods of overcapacity, our net sales may decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase unit sales, reduce costs and develop new products to offset the impact of further declines in average selling prices may not be successful. Declines in DRAM and NAND flash prices could also (as they have in the past) affect our gross profit and the valuation of our inventory, which could harm our financial results.
Declines in average selling prices would enable OEMs to pre-install higher capacity based memory into new systems at existing price points, and thereby reduce the demand for future memory upgrades. Further, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.
In addition, the continued transition to smaller design geometries and the use of 300 millimeter wafers by existing memory manufacturers could lead to a significant increase in the worldwide supply of DRAM and flash components. Increases in the worldwide supply of memory components could also result from manufacturing capacity expansions. If not offset by increases in demand, these increases would likely lead to further declines in the average selling prices of our products and have a material adverse effect on our business, financial condition and results of operations. Furthermore, even if supply remains constant, if demand were to decrease, it would harm our average selling prices.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer would materially harm our business.
Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, there can be no assurance that any of these customers or any of our other customers will continue to utilize our products at current levels, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. The replacement of cancelled, delayed or reduced purchase orders with new orders cannot be assured.
For our the nine months ended November 30, 2008 and November 30, 2009, our ten largest customers accounted for 48.4% and 50.2% of net sales, respectively. For the nine months ended November 30, 2008 and November 30, 2009, NewEgg accounted for 18% and 18% of our net sales, respectively. During these periods, no other customers accounted for more than 10% of our net sales.
Our customers are primarily in the computing markets, and fluctuations in demand in these markets may adversely affect sales of our products.
Sales of our products are dependent upon demand in the computing markets. We may experience substantial period-to-period fluctuations in future operating results due to factors affecting the computing markets. From time to time, these markets have experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in demand in any one of these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations.
Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production to customer demand.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer’s future requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources and can reduce margins. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the markets in which our customers compete can, and have, caused our customers to significantly reduce the amount of products ordered from us or to cancel existing orders leading to lower-utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our gross margins, operating income and cash flow.
During an industry downturn, there is also a higher risk that our trade receivables would be uncollectible, which would be materially adverse to our cash flow and business.
Order cancellations or reductions, product returns and product obsolescence could result in substantial inventory write-downs.
To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. Slowing demand for our products may lead to product returns which would also increase our inventory. In the past, we have had to write-down inventory due to obsolescence, excess quantities and declines in market value below our costs.

We may be less competitive if we fail to develop new or enhanced products and introduce them in a timely manner.
The markets in which we compete are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements.
The markets for our products are characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce our net sales for a substantial period, which would have a material adverse effect on our business, financial condition and results of operations.
We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. Accordingly, there can be no assurance that our future product development efforts will result in future profitability or market acceptance.
Our dependence on a small number of suppliers for components, including integrated circuit devices, and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders and therefore materially harm our business.
Typically, integrated circuit, or IC, devices represent 60-80% of the component costs of our products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals. Samsung, Toshiba and Intel currently supply substantially all of the IC devices used in our Flash memory products. Micron, Elpida, PSC (Powerchip) currently supply substantially all of the DRAM IC devices used in our DRAM products.
Moreover, from time to time, our industry experiences shortages in IC devices and foundry services which have resulted in foundries their customers, ourselves included, on component allocation. While to date this has not disrupted our business in a material way, in the future if such shortages occur, we may not be able to obtain the materials that we need to fill orders in a timely manner or at competitive prices. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors.
The markets in which we compete are constantly evolving and competitive, and we may not have rights to manufacture and sell certain types of products utilizing emerging formats, or we may be required to pay a royalty to sell products utilizing these formats.
The markets in which we compete are constantly undergoing rapid technological change and evolving industry standards. For example, many consumer devices, such as digital cameras, PDAs and smartphones, are transitioning to emerging flash memory formats, such as the Memory Stick and xD Picture Card formats, which we do not currently manufacture and do not have rights to manufacture, and which could result in a decline in demand, on a relative basis, for other products that we manufacture such as CompactFlash and secured digital USB drives. If we decide to manufacture products utilizing emerging formats such as those mentioned, we will be required to secure licenses to give us the right to manufacture such products which may not be available at reasonable rates or at all. If we are not able to supply formats at competitive prices or if we were to have product shortages, our net sales could be adversely impacted and our customers would likely cancel orders or seek other suppliers to replace us.

Our growth strategy includes expanding our presence in the solid state drive, high performance memory and computer components markets all of which are highly competitive.
Solid state drive, high performance memory and computer components markets are highly competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their solid state drive, high performance memory and computer components business based on the profitability of their other businesses. We expect competition in these markets to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price products to increase market share. We only have limited experience competing in these markets. Our growth strategy includes expanding our presence in these markets, and there can be no assurance that we will be successful in doing so.
Industry consolidation could adversely affect our business by reducing the number of our potential significant customers and increasing our reliance on our existing key customers.
Many significant participants in our customers’ industries are merging and consolidating as a result of competitive pressures, and we expect this trend to continue. Consolidation will likely decrease the number of potential significant customers for our products and services. Fewer significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and profit margins. Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers. The loss of, or a reduced role with, key customers due to industry consolidation could negatively impact our business.
We may make acquisitions which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our operations may be adversely affected.
As part of our business and growth strategy, we expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in 2007, we acquired PC Power and Cooling, Inc., a producer of PC thermal management products, and substantially all the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a manufacturer of boutique high performance gaming PCs and laptops. Any such future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses. Such risks include, among others:
problems integrating the purchased operations, technologies or products;
costs associated with the acquisition;
negative effects on profitability resulting from the acquisition;
adverse effects on existing business relationships with suppliers and customers;
risks associated with entering markets in which we have no or limited prior experience;
loss of key employees of the acquired business; and
litigation arising from the acquired company’s operations before the acquisition.
Our inability to overcome problems encountered in connection with any acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. In addition, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.

We may not be able to maintain or improve our competitive position because of the intense competition in the markets we serve.
We conduct business in markets characterized by intense competition, rapid technological change, constant price pressures and evolving industry standards. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.
We compete against global technology vendors such as Intel Corporation and Samsung Electronics Co., Ltd. Our primary competitors in the specialized memory module and flash products industry include Kingston Technology, SanDisk, Crucial Memory and Corsair. Our primary competitors in the solid state storage maker industry include STEC, Fusion I/O and Mtron. Our primary competitors in the specialized power supply chassis and cooling manufacturing industry include Antec, Inc., Thermaltake Technology Inc. USA and Enermax Technology Corporation. Finally, our primary competitors in the computer peripheral manufacturing industry include Logitech International S.A. and Saitek, acquired by Mad Catz Interactive, Inc.
We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In the PC market in Asia, we expect to face increasing competition from local competitors such as A-DATA Technology Co., Ltd. and GSkill International Enterprise. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, some of our significant suppliers, including Samsung Electronics Co., Ltd, Infineon Technologies AG and Micron Technology, Inc., are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.
We expect that our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our technology or products obsolete or uncompetitive.
The future growth of our OEM-focused products is dependent on achieving design wins into commercially successful OEM systems and the failure to achieve design wins or of OEM customers to incorporate our products in their systems could adversely affect our operating results and prospects.
Our OEM-focused products are generally incorporated into our OEM customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a design win. We often incur significant expenditures in the development of a new product without any assurance that an OEM will select our product for design into its system. Additionally, in some instances, we may be dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system, we cannot be assured that its product will be commercially successful or that we will receive any net sales as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our net sales would suffer.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business will be adversely affected.
Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Ryan Petersen, our chief executive officer, Kerry T. Smith, our chief financial officer, and Alex Mei, our chief marketing officer. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.
We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.
We sell our products to some of our customers through third-party sales representatives. Our relationships with some of our third-party sales representatives have been established recently, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products. Our third-party sales representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our net sales and operating results could be harmed.
We have and will continue to incur increased costs as a result of becoming a public reporting company.
We have incurred, and will continue to face, increased legal, accounting, administrative and other costs as a result of becoming a reporting company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (the “SEC”), and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. We have also incurred substantially higher costs to obtain directors’ and officers’ insurance. In addition, as we gain experience with the costs associated with being a reporting company, we may identify and incur additional overhead costs.
If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. Beginning with our fiscal year ending February 28, 2010, we will be required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

Our indemnification obligations to our customers and suppliers for product defects could require us to pay substantial damages.
A number of our product sales and product purchase agreements provide that we will defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from product warranty claims or claims for injury or damage resulting from defects in our products. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not be adequate to cover all or any part of the claims asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage could substantially harm our business, financial condition and results of operations.
Our operations in the United States and foreign countries are subject to political and economic risks, which could have a material adverse effect on our business and operating results.
Our financial success may be sensitive to adverse changes in general political and economic conditions in the United States such as changes in regulatory requirements, taxes, recession, inflation, unemployment and interest rates. Such changing conditions could reduce demand in the marketplace for our products or increase the costs involved for us to manufacture our products.
Sales outside of the United States accounted for approximately 58% of net sales for the nine months ended November 30, 2009. Sales outside of the United States accounted for approximately 63% and 61% of net sales in fiscal years ended February 29, 2008 and February 28, 2009, respectively. We anticipate that international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our design and manufacturing is performed at our facilities in Taiwan. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.
We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Some of our customers’ purchase orders and agreements are governed by foreign laws, which often differ significantly from United States laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded. These factors may have a material adverse effect on our business, financial condition and results of operations.
Our inability to effectively manage our operations in foreign countries could harm our operating results.
A significant portion of our design and manufacturing operations are carried out outside of the United States at our foreign facilities. Further, international sales have accounted for a significant portion of our overall sales. In some of the countries in which we operate or sell our products, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local operations, sales and other activities. Further, given our executive officers’ existing managerial burdens, their lack of physical proximity to the activities being managed and the inherent limitations of cross-border information flow, our executive officers who reside in the United States may be unable to effectively oversee the day-to-day management of our foreign subsidiaries and operations. The inability of or failure by our domestic and international management to effectively and efficiently manage our overseas operations could have a negative impact on our business and adversely affect our operating results.

Worldwide economic and political conditions may adversely affect demand for our products.
The current economic slowdown in the United States and worldwide has adversely affected and may continue to adversely affect demand for our products. Another decline in the worldwide computing markets or a future decline in economic conditions or consumer confidence in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. For example, a decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.
The occurrence and threat of terrorist attacks and the consequences of sustained military action in the Middle East have in the past, and may in the future, adversely affect demand for our products. In addition, terrorist attacks may negatively affect our operations directly or indirectly and such attacks or related armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation of our products more difficult and more expensive, ultimately affecting our sales.
Also as a result of terrorism, the United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world could negatively impact our business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us.
More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility to the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable currency exchange rate fluctuations could result in our products becoming relatively more expensive to our overseas customers or increase our manufacturing costs, each of which could adversely affect our profitability.
Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international sales or operations may contribute to fluctuations in our results of operations. In addition, as a result of our foreign sales and operations, we have revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the U.S. dollar could result in significant increases in our manufacturing costs that could have a material adverse effect on our business and results of operations.
Our worldwide operations could be subject to natural disasters and other business disruptions, which could materially adversely affect our business and increase our costs and expenses.
Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in San Jose, California and our manufacturing facilities in Taiwan are located near major earthquake fault lines. Taiwan is also subject to typhoons during certain times of the year. In the event of a major earthquake, typhoon or hurricane, or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business and increase our costs and expenses.
Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our intellectual property, as well as our ability to operate without infringing the intellectual property of others.
We attempt to protect our intellectual property rights through trade secret laws, non-disclosure agreements, confidentiality procedures and employee disclosure and invention assignment agreements. To a lesser extent, we also protect our intellectual property through patents, trademarks and copyrights. It is possible that our efforts to protect our intellectual property rights may not:
prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

prevent third-party patents from having an adverse effect on our ability to do business;
provide adequate protection for our intellectual property rights;
prevent disputes with third parties regarding ownership of our intellectual property rights;
prevent disclosure of our trade secrets and know-how to third parties or into the public domain;
prevent the challenge, invalidation or circumvention of our existing patents;
result in patents that lead to commercially viable products or provide competitive advantages for our products; and
result in issued patents and registered trademarks from any of our pending applications.
If any of our issued patents are found to be invalid or if any of our patent applications are rejected, our ability to exclude competitors from making, using or selling the same or similar products as us could be compromised. We have occasionally applied for and may in the future apply for patent protection in foreign countries. The laws of foreign countries, however, may not adequately protect our intellectual property rights. Many U.S. companies have encountered substantial infringement problems in foreign countries. Because we conduct a substantial portion of our operations and sell some of our products overseas, we have exposure to foreign intellectual property risks.
In addition, the industries in which we compete are characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel. We cannot assure you that we would be successful in such development or acquisition or that necessary licenses would be available on reasonable terms, or at all.
Our indemnification obligations for the infringement by our products of the intellectual property rights of others could require us to pay substantial damages.
We currently have in effect a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs which may arise from the infringement by our products of third-party patents, trademarks or other proprietary rights. We may periodically have to respond to claims and litigate these types of indemnification obligations. Any such indemnification claims could require us to pay substantial damages. Our insurance does not cover intellectual property infringement.
We could incur substantial costs as a result of violations of or liabilities under environmental laws.
Our business involves purchasing finished goods as components from different vendors and then assembly of these components into finished products at our facilities. We therefore are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements. Our operations and properties, however, do remain subject in particular to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products. For example, our products may be subject to the European Union’s Directive 2002/96/EC Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment. Our failure to comply with present and future requirements could cause us to incur substantial costs, including fines and penalties, investments to upgrade our product cycle or curtailment of operations. Further, the identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to a variety of federal, state and foreign laws and regulatory regimes. Failure to comply with governmental laws and regulations could subject us to, among other things, mandatory product recalls, penalties and legal expenses which could have an adverse effect on our business.
Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. We are also subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the WARN Act and other regulations related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment.
We have voluntarily disclosed potential violations of the Iranian Transaction Regulations and the Export Administration Regulations of the U.S. Department of Treasury, Office of Foreign Assets Control and the U.S. Department of Commerce, Office of Export Enforcement as a result of recently discovered actions by a former employee. See “Legal Proceedings.”
Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. In addition from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.
Any enforcement action could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation in the future, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.
Risks Related to our Debt
Our indebtedness could impair our financial condition, harm our ability to operate our business, limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.
We have entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we may factor our foreign receivables up to $8 million in the aggregate (as amended, the “FGI Agreement”). We have entered into a Loan and Security Agreement with Silicon Valley Bank dated as of July 2009 (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate. The SVB Loan Agreement also caps the aggregate debt under both Factoring Loan Agreements to $14 million. Under the Factoring Loan Agreements we have guaranteed our obligations thereunder and have pledged substantially all of our assets as security. As of November 30, 2009, the outstanding loan balances under the Factoring Loan Agreement was $12.1 million in the aggregate. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The degree to which we are leveraged and the restrictions governing this indebtedness (such as minimum Quick Ratio (our cash and accounts receivable divided by current liabilities)) amounts could have important consequences including, but not limited to, the following:
it may limit our ability to service all of our debt obligations;
it may impair our ability to incur additional indebtedness or obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;
our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us;
our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;
our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
it may limit our ability to engage in certain transactions or capitalize on acquisition or other business opportunities.
The Factoring Loan Agreements also have “material adverse change” provisions that essentially grant the lenders broad discretion in determining whether to accelerate the payment of all amounts due under the Factoring Loan Agreements when adverse events occur with respect to our company, its business, financial condition, results of operation, assets, liabilities or prospects. As of November 30, 2008 and February 28, 2009 we failed to comply with one or more loan covenants under the loan agreement with Silicon Valley Bank which was the predecessor to the Factoring Loan Agreements. We received a waiver from our lender for such non-compliances. We cannot assure that we will not violate one or more loan covenants in the future. As we are in violation of covenants in either of the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment on all outstanding loan balances. There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event. If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.
To service our debt, we will require cash and we may not be able to generate sufficient cash flow from operations to satisfy these obligations or to refinance these obligations on acceptable terms, or at all.
Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control including, among others, those described in this section.
Unfavorable changes in any of these factors could harm our operating results and our ability to generate cash to service our debt obligations. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Also, certain of these actions would require the consent of our lenders. The terms of our financing agreements contain limitations on our ability to incur debt. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock
The price of our common stock may be volatile and subject to wide fluctuations.
The market price of the securities of technology companies has been especially volatile. Thus, the market price of our common stock may be subject to wide fluctuations. If our net sales do not increase or increase less than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:
actual or anticipated variations in quarterly operating results;
changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;
changes in the market valuations of other companies operating in our industry;
announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
additions or departures of key personnel; and
a general downturn in the stock market.
The market price of our stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.
We may experience significant period-to-period quarterly and annual fluctuations in our net sales and operating results, which may result in volatility in our share price.
We may experience significant period-to-period fluctuations in our net sales and operating results in the future due to a number of factors and any such variations may cause our share price to fluctuate. It is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If this occurs, our share price could drop significantly.
A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:
the timing and volume of orders from our customers;
the rate of acceptance of our products by our customers, including the acceptance of design wins;
the demand for and life cycles of the products incorporating our products;
the rate of adoption of our products in the end markets we target;
cancellations or deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers;
changes in product mix; and
the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

The sale of our outstanding common stock and exercise of outstanding warrants and options are not subject to lock-up restrictions and may have an adverse effect of the market price of the our stock.
As of January 14, 2010, approximately 21,278,642 shares of common stock, 30,990 shares of series A preferred stock, approximately 2,820,914 options for our stock and warrants exercisable for approximately 142,564 shares of our stock are currently outstanding. In addition, our Board of Directors approved the issuance of 25,710 shares of common stock, but such shares have not been issued. We also have a commitment to issue warrants to purchase up to 59,800 shares of our Series A Preferred Stock. Shares of series A preferred stock will be converted into shares of common stock sixty days after our common shares are traded on a public stock exchange in the U.S. Since most of our common stock, options and warrants are not subject to lock-up restrictions, we cannot assure investors that the holders of our stock will not sell substantial amounts of their holdings of our stock. The sale or even the possibility of sale of such stock or the stock underlying the options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.
Future sales of shares could depress our share price.
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. Based on shares outstanding as of the date of the filing of this Form 10-Q we will have outstanding approximately 21,278,642 shares of common stock. If our principal stockholders sell a large number of shares, the market price of our common stock could decline, as these sales may be viewed by the public as an indication of an upcoming or recently occurring shortfall in our financial performance. Moreover, the perception in the public market that these stockholders might sell our common stock could depress the market price of the common stock. Additionally, we may sell or issue shares of common stock in a public offering or in connection with acquisitions, which will result in additional dilution and may adversely affect market prices for our common stock. See “Shares Eligible for Future Sale” on page 60 for more detailed information.
There is no existing market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity.
Currently, there is no public market for shares of our common stock. Our common stock traded on the AIM of the London Stock Exchange from June 21, 2006 to April 1, 2009 with limited liquidity and high price fluctuations. If we are able to list our common stock on a securities market in the United States, our stock may fluctuate dramatically similar to AIM. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.
Anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium
Our certificate of incorporation includes provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change of control transactions, including, among other things, provisions that restrict the ability of our stockholders to call meetings and provisions that authorize our board of directors, without action by our stockholders, to issue additional common stock. These provisions could deter, delay or prevent a third party from acquiring control of us in a tender offer or similar transactions, even if such transaction would benefit our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended November 30, 2009, the Board of Directors granted options to purchase an aggregate of 1,630,400 shares of OCZ’s Common Stock under OCZ’s stock option plan with the exercise price of $1.275 per share. These options were granted in reliance on Rule 701 of the Securities Act. The Board of Directors also approved the issuance of 25,710 shares of OCZ’s Common Stock, but such shares have not been issued.
As of January 14, 2010, OCZ has issued 30,990 shares of its Series A Preferred Stock at $5.00 per share. These shares were issued in reliance on Rule 506 of the Securities Act. In addition, OCZ also has a commitment to issue warrants to purchase up to 59,800 shares of its Series A Preferred Stock. Such warrants would be issued in reliance on Regulation S of the Securities Act.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
In September 2009, OCZ had submitted to holders of a majority of its outstanding shares a proposed stockholder action by written consent to approve the filing of OCZ’s restated certificate of incorporation to effect a 2.5-to-1 reverse stock split, and OCZ obtained the consent from all of such holders, holding 26,706,675 shares (or 10,682,670 shares post-split) of OCZ’s Common Stock.
Item 5. Other Information.
In September 2009, we sold all inventory, patents and goodwill related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation, in exchange for notes with principal amounts in the aggregate of $895,415 and shares of BCInet, Inc.’s Series A Preferred Stock, representing a 27% equity stake in BCInet, Inc.
In September 2009, we issued options to purchase an aggregate of 1,559,400 shares of our Common Stock under our stock option plan with an exercise price of $1.275. In November 2009, we issued additional options to purchase an aggregate of 71,000 shares of our Common Stock under our stock option plan at the price of $1.275 per share. These options were granted in reliance of Rule 701 of the Securities Act. In November 2009, the Board of Directors approved the issuance of 25,710 shares of Common Stock, but such shares have not been issued.
As of January 14, 2010, OCZ has issued 30,990 shares of our Series A Preferred Stock at the price of $5.00 per share. These shares were issued in reliance of Rule 506 of Regulation D under the Securities Act.
In November 2009, with approval from its Board of Directors, OCZ filed a Certificate of Designation with Delaware Secretary of State to amend its Certificate of Incorporation to authorize OCZ to issue up to 2,000,000 shares of its Series A Preferred Stock.
Quentin Solt resigned from the Board of Directors of OCZ Technology Group, Inc. on January 11, 2010. Mr. Solt was a member of the audit committee and remunerations committee of the Board of Directors. Mr. Solt’s resignation was not a result of any disagreement with OCZ Technology Group, Inc.’s management or its operations, policies or practices.

Item 6. Exhibits.

Exhibit No.		Description

3.1	*	Certificate of Designations as filed with Delaware Secretary of State on November 4, 2009.

22.1	*	Action by written consent of the stockholders to approve the Fourth Amended and Restated Certificate of Incorporation.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	*	Resignation of Quentin Solt from the Board of Directors.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCZ TECHNOLOGY GROUP, INC.
/s/ Ryan M. Petersen
Ryan M. Petersen
President & CEO
Date: January 14, 2010