Form 10-K
period 2010-02-28
OCZ TECHNOLOGY GROUP INC
filed 2010-05-20
CIK 1355128

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For the fiscal year ended February 28, 2010

OR

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from             to             ..

Commission file number 000-53633

OCZ Technology Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-3651093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6373 San Ignacio Avenue San Jose, California	95119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 733-8400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.0025 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $14.3 million as of August 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

21,278,643 shares of the Registrant’s common stock, $0.0025 par value, and 60,990 shares of Registrant’s Series A preferred stock, $0.0025 par value, were outstanding as of the fiscal year ended February 28, 2010.

Documents Incorporated By Reference

None.

OCZ Technology Group, Inc.

Form 10-K

Index

Forward Looking Statements

This annual report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, and our expectations regarding materials and inventory management.  These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.  We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission.  More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I

Item 1.	Business

General

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002.  OCZ has two subsidiaries, OCZ Canada, Inc., a Canadian corporation, and OCZ Technology Ireland Limited, an Irish corporation. Unless the context requires otherwise, references in this document to “us” or “we” are to OCZ on a consolidated basis.

Overview

We are a leading provider of high performance solid state drives (“SSDs”) and memory modules for computing devices and systems.  Founded in 2002, OCZ is incorporated in Delaware with headquarters in San Jose, California and offices in Canada, the Netherlands, and Taiwan.  Our fiscal year ends on the last day of February.

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and SSDs are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a diversification strategy which began in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business.  As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “OEMs”).

In addition to our SSD and Memory Module product lines, we design, develop, manufacture and distribute other high performance components for computing devices and systems, including thermal management solutions and AC/DC switching power supply units (“PSUs”).  We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently and cost effectively.  Through our diversified and global distribution channel, we offer more than 450 products to 376 customers, including leading retailers, on-line retailers (“etailers”), OEMs and computer distributors.

Our ten largest customers measured by net revenue for our fiscal year ended February 28, 2010 are listed as follows in alphabetical order:

▪	Amazon.com;

▪	ASK Corporation;

▪	BAS Group;

▪	D&H Distribution Company;

▪	Maxcom Memory GmbH;

▪	Memoryworld GmbH & Co., KG;

▪	Micro Center Corporation;

▪	Micro Peripherals LTD;

▪	NewEgg.com, operated by Magnell Associate Inc.; and

▪	SYX Distribution, Inc.

These ten customers represented approximately 51% our net revenue for the period set forth above.  Our largest customer is NewEgg.com, which represented approximately 19% of our revenue.  No other customer was responsible for 10% or more of our net revenue.

We develop flexible and customizable component solutions quickly and efficiently to meet the ever changing market needs and provide superior customer service.  We believe our high performance computer components offer the speed, density, size and reliability necessary to meet the special demands of:

▪	industrial equipment and computer systems;

▪	computer and computer gaming and enthusiasts;

▪	mission critical servers and high end workstations;

▪	personal computer (“PC”) upgrades to extend the useable life of existing PCs;

▪	high performance computing and scientific computing;

▪	video and music editing;

▪	home theatre PCs and digital home convergence products; and

▪	digital photography and digital image manipulation computers.

We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process and reduces time-to-market.

We commenced operations in 2002 and shares of our common stock began trading on the Alternative Investment Market (“AIM”) of the London Stock Exchange in June 2006.  On April 28, 2006, we amended our certificate of incorporation to, among other matters, affect a 3-for-1 forward stock split.  In May 2007, we acquired PC Power and Cooling, Inc., a privately-held manufacturer of PSUs that was based in San Diego, California.  We now offer both PC Power and Cooling, Inc. and OCZ branded PSUs.  In October 2007, we acquired substantially all of the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a privately-held manufacturer of high performance gaming PCs and laptops aimed at the computer gaming community that was based in Great Neck, New York.  In March 2009, we amended our certificate of incorporation primarily to increase the number of authorized shares and eliminate a number of provisions which required us to comply with various United Kingdom laws in the case of, among other things, takeovers and tender offers.  On April 1, 2009, following appropriate stockholder approval, we voluntarily delisted our common stock from trading on AIM.  From January 14, 2010 to April 22, 2010 our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”).  Since April 23, 2010, our common stock has been quoted on The NASDAQ Capital Market.

Currently, our products are purchased by 376 customers, most of which are distributors or etailers in 69 countries.  For our fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, our net sales were $144 million, $156 million and $118.3 million, respectively, and our net income (loss) was $(13.5) million, $(11.7) million and $1.4 million, respectively.

In September 2009, we sold all inventory, patents and other assets related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation, in exchange for notes with principal amounts in the aggregate of $895,415 and shares of BCInet, Inc.’s Series A preferred stock, representing a 27% equity stake in BCInet, Inc.  Also in September 2009, we amended our certificate of incorporation to affect a 1 for 2.5 reverse stock split.  All share amounts in this report have been adjusted for the effect of this reverse split.

Under the terms of our certificate of incorporation with respect to our Series A preferred stock, each share of Series A preferred stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of our common shares on a public stock exchange, including OTCBB (“Mandatory Conversion”).  The trading of our common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010.  The number of shares of our common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows:  If the sixty (60) day per share average closing price of our common stock on such public stock exchange (the “60 Day Average”) is between $3.00 and $5.00, then the Denominator Price will be the 60 Day Average.  Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of our Series A preferred stock were converted into 62,733 shares of our common stock, and warrants to purchase 140,520 shares of our Series A preferred stock were converted into warrants to purchase 144,541 shares of our common stock.

Industry Overview

PCs and other industrial and consumer electronics products and systems are increasingly complex and require additional functionality and processing power to allow more effective gaming, high performance computing, scientific computing, video and music editing, virtual home theatres, digital home convergence products, digital photography and digital image manipulation.  As these products and systems increase in complexity, functionality and processing power, demand for high performance components and solutions increases.

Anatomy of the Computing Environment

A PC is most often considered to be a desktop computer, a laptop computer, or a netbook solution.  PCs are most often utilized by consumers for work and entertainment purposes.  A typical PC contains the following key components:

1.	Visual Display Unit (Monitor)
2.	Motherboard
3.	Central Processing Unit (CPU)
4.	Memory
5.	Graphics Processing Unit (Video Card)
6.	Power Supply and Chassis
7.	Optical Drive (DVD-ROM, DVD Writer, Blue-Ray)
8.	Storage Drive (Traditional Hard Drive or Solid State Drive)
9.	Keyboard
10.	Mouse

Corporations or “enterprises”, in addition to deploying PCs for individual employee use, perform a substantial amount of computing in “server rooms” housed in local offices or “data centers” where computing resources are consolidated on a regional or global basis.  In both the server room and data center, the computing resources are comprised of high performance servers (which can be thought of as special purpose PCs often comprised of only a motherboard, power supply and memory), storage arrays (banks of independently housed storage drives with a power unit), and other network equipment (infrastructure that facilitates communication between network resources).

PCs are primarily built by OEMs (such as Dell, Lenovo, and HP), valued-added resellers (“VARs”) and technically advanced consumers who prefer to assemble customized systems rather than purchase pre-assembled computers.  PC performance enhancements are often necessary in order to take advantage of the latest applications and increase the useable life of the PC.  Historically, we have been supplying high-performance memory (#4 above) for VARs and after-market installation.  Our product mix is now more heavily weighted toward providing SSDs (#8) and power supply units (#6) for use in PCs and laptops with an increasing emphasis for sales to OEM and enterprise customers.

Memory Market

Memory is a critical component of electronic products and systems and is used in a wide variety of end markets, such as PCs and other industrial and consumer electronic markets and is a key component in a variety of applications.  As these products and systems increase in complexity, functionality and processing power, they require increasing amounts and densities of memory.  Key drivers of the demand for memory are both the increasing number and variety of electronic products and systems and the increasing amount of memory they require by such electronic products and systems.  Demand for memory is also fueled by a shift toward higher data rates, new operating systems that require higher levels of memory, greater storage content in high-end computing, and higher IT hardware replacement cycle and general corporate IT spending.

Memory semiconductors can be divided into two types, volatile and non-volatile memory.  Volatile memory, consisting of Dynamic Random Access Memory (“DRAM”) and Static Random Access Memory (“SRAM”), maintains stored data only when connected to a power source.  Non-volatile memory, consisting principally of flash memory (which are used to make SSDs), is able to maintain stored data even when the power source is removed.

Solid State Drives

SSDs use flash memory chips, rather than the rotating platters used by hard disk drives (“HDDs”), to store data.  Flash memory is a type of non-volatile memory, meaning that it can continue to store information even when the power is turned off.  It also allows information to be erased and rewritten.  SSDs based on flash memory have a number of unique advantages over conventional hard disk drive technology and represent the next step in the evolution of storage technology:

▪	faster start-up because, unlike HDDs, there is no spinning disk;

▪	at least 10x faster than HDDs, allowing quicker access to the stored data, because no read/write head is required;

▪	high mechanical reliability and durability due to lack of moving parts;

▪	far more resistant to the failure due to shock, high altitude, vibration, humidity, and extreme temperature;

▪	less failure while writing or erasing data, which translates into lower chance of irrecoverable data damage; and

▪
require less power to operate and generate less heat than that of conventional hard disk drives, resulting in decreased power consumption specifically in data centers, which reduces operating costs significantly for data center operators.  The reduced power consumption also makes SSDs ideal for use in laptop computers and appliances where battery life is a consideration.

Note the numerous mechanical parts included in the traditional hard disk drive shown above on the left picture.  Solid state drives, pictured on the right, have no moving parts.

According to International Data Corporation (“IDC”) and Web-Feet Research, Inc., the SSD market grew from approximately $400 million in 2007 to $700 million in 2008.  According to IDC, the SSD market was projected to have grown to $1.1 billion in 2009.  In addition, the SSD market is projected to grow from $1.8 billion in 2010 to $2.8 billion in 2011, to $3.9 billion in 2012 and to $5.3 billion by 2013.  A significant portion of this growth will be driven by penetration of SSDs into the laptop and netbook markets.

We believe the advantages of SSD technology are particularly beneficial to at least five distinct market segments:

▪	enterprise storage and video-on-demand (VoD) applications;

▪	military and industrial applications;

▪	servers and workstations;

▪	portable, ULPC and desktop PCs; and

▪	consumer related markets.

According to IDC, these market segments are all expected to grow substantially in the near and medium term.

Enterprise SSDs

The enterprise segment is comprised of high performance servers (a form of specialized computer), storage arrays (banks of independently housed hard drives or SSDs) and network equipment.  Performance is paramount to this segment of the market.  Traditional enterprise storage solutions make use of HDDs, whose ability to input and output data is limited by the maximum speed of about 15,000 RPM with which the disk can rotate.  To work around the speed limitations of HDDs, existing solutions employ complex strategies to speed up access to data on disk such as “striping” or “short-stroke”.  Although such strategies increase the speed with which data can be read from and written to the disk they also reduce the usable capacity of each disk.  Less capacity per disk creates a need for additional disks to achieve a desired total capacity.  SSDs also have faster read and write speeds, at least 10x that of HDDs, according to LaptopAdvisor and Gartner, an independent analysis firm.  Also, while HDDs are highly economic on a cost per amount of storage basis at the time of purchase, the total cost of ownership of an enterprise storage solution is heavily influenced by the power consumption and heat generation.  Without moving parts, SSDs require significant less power to operate compared to HDDs.  This means less heat generation, which in turn means lower power requirement for cooling at the system level.  Reduced power consumption and cooling requirements for the datacenter translate into lower datacenter operating costs.

We have focused on gaining market-share within the enterprise segment of the SSD market, which we believe will be the highest margin segment of the market.  Our solutions are designed to address what we believe to be the key challenges enterprises currently face with regard to high performance storage solutions: performance, reliability, power consumption, and cooling requirements.  At this time we believe OCZ, STEC, Toshiba and Fusion I/O are the only vendors currently shipping enterprise-ready SSD products.

DRAM

DRAM is the most common type of memory semiconductor.  iSuppli Corporation, an independent market research firm, projects DRAM to have a market size of $31.9 billion in 2010, representing more than a 40% increase from the 2009 market size.

Flash and Solid State Drive Technology

Flash memory is a type of non-volatile memory, meaning that it can continue to store information when the power to a particular device is turned off.  It also allows information to be erased and rewritten.  Flash is the largest segment of the non-volatile memory market according to Web-Feet Research, Inc., an independent research firm.  Many consumers are familiar with a flash technology known as “NAND Flash,” which is typically used in USB “memory sticks,” digital cameras and mobile phones.  Flash drives are increasing in density and capacity and are becoming alternatives to traditional hard disk drives in certain devices such as personal MP3 players.  According to In-Stat, an independent market research firm, worldwide NAND flash revenues are expected to grow at a compound annual growth rate (“CAGR”) of 29.7% during 2007-2012 and to reach $61 billion annually by 2012.

Memory Modules

Memory modules are compact circuit board assemblies consisting of DRAM or other semiconductor memory devices and related circuitry.  The use of memory modules enables systems to be easily configured with a variety of different levels of memory, thus increasing their flexibility to address multiple price points or applications with a single base system design.  In addition, the use of memory modules provides a relatively easy path for upgradeability of PCs or workstation, a feature of system design that is increasingly required by end users.  To achieve this flexibility and upgradeability, systems are designed to use memory modules as a “daughter card,” reducing the need to include memory devices on the motherboard.  This design structure frees up space on the motherboard and enables a single motherboard to be a common central element for a variety of different systems, resulting in significant cost savings.

The market for memory modules includes both standard and specialty modules.  The high volume standard memory module market includes modules that can be sourced from many module suppliers, and are designed to be incorporated into a wide variety of equipment.  These modules employ designs meeting widely used industry specifications and are available with a variety of options to address the needs of multiple users.  Standard memory modules are typically used in desktop PCs and printers and are sold to OEMs and through computer resellers and directly to end users.

Specialty memory modules include both custom and application specific modules.  The varying requirements of different electronic systems and the increased number of memory device options have resulted in a market for specialized memory modules that are designed to enhance the performance of a particular system or a set of applications.  These modules are based on DRAM technologies and may include additional control circuitry.  Specialty memory modules are typically sourced from a limited number of suppliers.  Application specific and custom memory modules are used in PCs, mobile computers and workstations for computer gaming, video editing, and generally any area where higher performance and/or reliability is a customer requirement.

Opportunity for Manufacturers of Memory Modules

As the variety of memory devices available to address specific high-performance applications has expanded, the design and manufacture of memory modules have increasingly become areas of opportunity for independent memory module manufactures such as OCZ.

There are two main types of suppliers of memory modules: memory semiconductor manufacturers and independent “third party” memory module manufacturers.  The world’s largest memory semiconductor manufacturers focus on industry standard memory modules for high volume applications such as desktop PCs.  Some independent memory module manufacturers also focus on high volume industry standard applications; however, most independent memory module manufacturers, including OCZ, focus on providing broad product portfolios that cover a variety of type, density, data rate, voltage, packaging and other increasingly complex features.

Power Supply Units

Power supply units are the main source of conversion between main alternating current and the direct current used by computers and other electronic devices.  As modern electronics, computers, servers and workstations become more complicated, the increased power handling and efficiency of AC/DC conversion become paramount.  Key drivers in the power supply unit industry are the release of new PCs and industry standards, as well as growing regulatory requirements in the European Union, North America and Japan for increased power consumption.  According to Databeans, an independent marketing research firm, the global market for power management products for 2009 is estimated at $15.4 billion, and is expected to grow at 10% for 2010.

Thermal Management

A computer system’s components produce large amounts of heat during operation, including integrated circuits such as central processing units (“CPUs”), chipset and graphics cards, along with hard drives.  This heat must be dissipated in order to keep these components within their safe operating temperatures.  This is done mainly using heat sinks to increase the surface area which dissipates heat, and, separately, fans to speed up the exchange of air heated by the computer parts for cooler ambient air.  According to BCC Research, an independent market research firm, the global market for thermal management technologies increased from approximately $6.8 billion in 2008 to approximately $11.1 billion by 2013, a compound annual growth rate of approximately 10.3%.  Thermal management hardware accounts for more than 80% of the total thermal management market.  The largest end-markets for thermal management technologies in 2007 were the computer industry (57% of total revenues) and telecommunications (16% of total revenue).  By 2013, medical and office electronics are expected to increase to 12% of total revenue, tying the expected telecommunications market.

The OCZ Approach

We design, develop, manufacture and distribute high performance components for computing devices and systems, including SSDs, other flash memory storage, memory modules, thermal management solutions and PSUs.  We believe our primary competitive advantages arise from how we use our internal research and development team to develop the intellectual property used in our component solutions.  These have enabled us to incorporate advanced functionality and capabilities and to quickly and efficiently develop new component solutions that are optimized for our customers’ requirements.

Flexible and Customizable Component Solutions

We provide flexible and customizable component solutions to address the specific application needs of our end users.  Our design principles allow us to develop proprietary components to deliver a broad range of products with superior features.  As of our fiscal year ended February 28, 2010 we offered over 450 SKUs including SKUs for memory, SSDs, laptop computers and power supplies.

Rapid Time to Market

We strive to reduce the design and development time required to incorporate the latest technologies and to deliver the next generation of products and solutions.  Our in-house design competencies and control of the design of many of the pieces used within our component solutions enable us to rapidly develop, build and test components.

Extensive Distribution Channels

We have built a diverse and extensive distribution network reaching a wide range of customers in 69 countries.  This network includes traditional retailers and etailers, as well as OEMs, systems integrators and distributors.

Strategic Relationship

We have engineering and marketing relationships (for example, being a nominated “solutions partner” or “certified supplier”) with certain motherboard manufacturers and integrated circuit manufacturers and chipset/platform providers such as ATI Technologies, Inc., Advanced Micro Devices, Inc., NVIDIA Corporation, DFI USA, MSI Computer Corporation and First International Computer, Inc.  We believe that these relationships enable us to respond to changing consumer needs, to develop product ranges which are compatible with multiple platforms and to develop other products designed to obtain optimum performance from a specific platform.

Customer Service

We seek to build brand loyalty by offering product warranties, comprehensive return and replacement policies and accessible technical support.  Members of our customer service staff have technical expertise which we believe supports us in maintaining our reputation for technical expertise and attentive customer care.

Strategy

Our goal is to be a worldwide leader in the design, manufacture and distribution of SSDs and other high performance computer components and solutions. The following are key elements of our strategy:

▪	increase our penetration of the international consumer electronics and OEM markets by expanding our sales and marketing efforts;

▪	expand and broaden our product line by leveraging our technology and design expertise;

▪	build strong supplier relationships with our primary component vendors;

▪	identify new applications and customers for our technology;

▪	increase our manufacturing efficiencies; and

▪	pursue acquisitions of complementary businesses and technologies.

Our Products and Services

We provide our customers with a variety of advanced technological products, including:

Solid State Storage and Other Flash Memory Based Products

We design and manufactures flash memory products in a broad variety of forms and capacities.  Our wide range of flash storage products come in a variety of formats and interfaces.  Our SSD products are predominantly used in computers, servers and industrial equipment that require increased speed, lower power consumption and or increased reliability.  Our Solid State storage products are available with a variety of interfaces including PCIe, SATA, PATA, USB, IE 1394, SAS and mini PCIe and in various form factors, including 3.5 inch, 2.5 inch as well as card based and external (pen drive based formats).  We also manufacture Secure Digital (“SD”) cards meant for use primarily in consumer applications, such as digital photography.

The following table summarizes certain of our SSDs and other flash product offerings:

Product	Density	Features	Applications

MLC- Based Solid State Disk Drives	Up to 2TB	Low power consumption Read/write speeds up to 1.3GB/s	Mobile computing, PCs, RAID controllers

SLC-Based Solid State Disk Drives	Up to 512GB	Low power consumption Read/write speeds up to 1.3GB/s, Lower latency	Enterprise, Servers, workstations, storage area networks, high performance computing

USB Key Drives	128MB -64GB	18MB per second read/write	Mobile computing, PCs

Normal and High Capacity SD and Micro SD Cards	128MB-16GB	Speeds up to 25Mbs	Notebooks, networking, communications, photography

DRAM Modules

We offer a comprehensive lineup of DRAM memory modules utilizing a wide range of DRAM technologies from legacy DDR SDRAM (double data rate synchronous dynamic random access memory) to leading-edge high performance DDR3 SDRAM devices, the evolutionary improvements over DDR SDRAM.  These modules encompass a broad range of form factors and functions including dual in-line memory modules (“DIMMs”), small outline dual in-line memory modules (“SODIMMs”), and very low profile (“VLP”) DIMMs and mini-DIMMs for space-constrained blade server, or 1.75 inch thin computing server, and networking applications.  These memory modules come in configurations of up to 244 pins, which is the number of pins that plug into a motherboard, and densities of up to 8GB.  We also accommodate custom module designs based on specific OEM requirements.  Our modules are tested at-speed on high-end proprietary functional testers utilizing comprehensive test suites, enabling these modules to meet the stringent requirements of our focus markets.

The following table summarizes certain of our DRAM memory product offerings:

DDR3	Density	Speed (MHz)	Applications

High Speed / Low Latency DIMMs	512MB-8GB	533-2133Mhz	Overclocking, gaming, home theater, 3d modeling and audio/video editing computers and workstations

High Speed / Low Latency SODIMMs	256MB-4GB	533-1600Mhz	High performance notebooks, sub-notebooks

Industry Standard Unbuffered DIMM	256MB-4GB	400-1600Mhz	PCs

Registered DIMMs	512MB-8GB	400/533/667	Servers, workstations, storage area networks, high performance computing

Industry Standard SODIMMs	256MB-4GB	533/667	Notebooks, sub-notebooks

Power Supply

We manufacture power supplies that are designed to power computers and industrial devices while maintaining interoperability, adhering to industry standards and increasing output efficiency through design.  Our power supplies are designed to operate at higher temperatures and under more demanding internal conditions with stricter load regulation than is required under normal circumstances.

The following table contains some of our power supply product offerings:

Product	Density	Features	Applications

High Wattage Power Supplies	Up to 1200 watts	50 C operation, 80%+ efficiency and 1% load regulation, multiple formats	OEM applications servers, workstations, storage area networks, high performance computing
Low Noise Power Supplies	Up to 750 watts	Low audible noise	Overclocking, PCs and video/audio workstations

Modular PSUs	Up to 1000 watts	Removable reconfigurable cables	End-user upgrades, gaming computers and home theater PCs

High Efficiency PSUs	Up to 1000 watts	Green friendly with 85% plus efficiency	End-user upgrades, gaming computers and home theater PCs

Thermal Management

We design, manufacture and sell various computer related thermal management products that sell through substantially the same sales channel as other OCZ products.  These products take advantage of OCZ developed technology and concepts in order to deliver products that our customer base requests or that we believe they will have interest in.

Suppliers

We do not have any long term supplier contracts or obligations to purchase raw materials.

Manufacturing

We believe that one of the keys to our product development and manufacturing is our speed testing and sorting of components, which enables us to grade components and select the highest speed memory, and allows us to sell such memory at premium prices.  Our products are built to our requirements and specifications in our own facilities as well as at several contract-manufacturing facilities in the United States and Taiwan.  In order to maintain quality control, products are tested when they reach the point of final assembly at our premises.  Certain items are purchased from several manufacturers with final assembly, testing and packaging completed in our in-house manufacturing facilities.

In September 2007, we established our own testing and manufacturing facilities in Taiwan, followed by the addition, in August 2008, of our own surface mount assembly equipment.  The establishment of our manufacturing facilities has helped improve and expand our ability to manufacture certain key components and products, such as memory modules, in-house.

Research and Development

We believe that the timely development of new products is essential to maintaining our competitive position.  Our research and development activities are focused primarily on new high-speed SSDs memory modules, flash technology, power supplies and ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software.  We plan to continue to devote research and development efforts to the design of new products which address the requirements of our end users.

Our engineering staff continually explores practical applications of new technologies, works closely with our customers and provides services throughout the product life cycle, including architecture definition, component selection, schematic design, layout, manufacturing and test engineering.  We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards.  An important aspect of our research and development effort is to understand the challenges presented by our customers’ requirements and satisfy them by utilizing our industry knowledge, proprietary technologies and technical expertise.

Our research and development expenses totaled $5.3 million, $2.6 million and $1.6 million in the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.

Intellectual Property

We attempt to protect our intellectual property rights through a variety of measures, including non-disclosure agreements, trade secrets and to a lesser extent, patents and trademarks.  We have three issued patents in the United States that will expire between 2024 and 2025, and fifteen patent applications pending in the United States.  We expect to file new patent applications where appropriate to protect our proprietary technologies; however, we believe that our continued success depends primarily on factors such as the know-how, technological skills and innovation of our personnel rather than on patent protection.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions.  We compete primarily with large vendors of computer components, and to a lesser extent, large vendors of PCs.  In addition, we also compete with a number of smaller vendors who specialize in the sale of high performance products and computer systems and components.

We believe our principal competitors include:

▪	specialized solid state storage makers such as STEC, Inc., Fusion I/O and Mtron Storage Technology Co., Ltd.;

▪	global technology vendors such as Intel Corporation and Samsung Electronics Co., Ltd.;

▪
specialized memory module and flash product vendors such as Kingston Technology Corporation, SanDisk Corporation, Crucial Technology, the consumer brand of Micron Technology, Inc., and Corsair Memory, Inc.; and

▪	specialized power supply chassis and cooling manufacturers such as Antec, Inc., Thermaltake Technology Inc. USA and Enermax Technology Corporation.

We believe that the principal competitive factors in our market include the following:

▪	first to market with new emerging technologies;

▪	flexible and customizable products to fit customers’ objectives;

▪	high product performance reliability;

▪	early identification of emerging opportunities;

▪	cost-effectiveness;

▪	interoperability of products;

▪	scalability; and

▪	localized and responsive customer support on a worldwide basis.

We believe that we compete favorably with respect to most of these factors.  However, most of our competitors have longer operating histories, significantly greater resources and greater name recognition.  They may be able to devote greater resources to the development, promotion and sale of their products than we can, which could allow them to respond more quickly to new technologies and changes in customer needs.

Backlog

Sales of our products are generally made pursuant to purchase orders.  We include in backlog only those customer orders for which we have accepted purchase orders and to which we expect to ship within 45 days.  Since orders constituting our current backlog are subject to changes in delivery schedules or cancellation with only limited or no penalties, we believe that the amount of our backlog is not necessarily an accurate indication of our future net sales.

Employees

As of our fiscal year ended February 28, 2010, we employed 312 full-time employees, of which 202 were in general and administration (including operations, finance, administration, information technology, quality assurance, procurement and materials work), 76 were in research and development, and 34 were in sales and marketing.  Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.  Our employees are located in San Jose and Carlsbad, California; Ontario, Canada; the Netherlands and Taiwan.

Environmental Matters

Our business involves purchasing finished goods as components from different vendors and then assembly of these components into finished products at our facilities.  Accordingly, we are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements.  Our operations and properties, however, do remain subject in particular to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products.  For example, our products may be subject to the European Union’s Directive 2002/96/EC Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment.  To date, we have not been the subject of any material investigation or enforcement action by either U.S. or foreign environmental regulatory authorities.  Further, because we do not engage in primary manufacturing processes like those performed by our suppliers who are industrial manufacturers, we believe that costs related to our compliance with environmental laws should not materially adversely affect us.

Item 1A.	Risk Factors

In addition to the other information described elsewhere in this Annual Report, you should carefully consider the following risk factors, which could materially adversely affect our business, financial condition and results of operations.  The risks described below are not the only risks facing OCZ.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Business

We are subject to the cyclical nature of the markets in which we compete and a continued downturn could adversely affect our business.

The markets in which we compete, including SSDs, flash, memory, thermal management and power supply markets, are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  These markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both manufacturers’ and their customers’ products and declines in general economic conditions.  These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

Our historical operating results have been subject to substantial fluctuations and we may experience substantial period-to-period fluctuations in future operating results.  A downturn in these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations.  Moreover, changes in end-user demand for the products sold by any individual customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the customer has accumulated excess inventories of products purchased from us.  There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products.

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

Declines in our average selling prices of DRAM may result in declines in our net sales and gross profit.

Our average selling prices may decline due to several factors.  Over the last few years, overcapacity in the DRAM memory component market resulted in significant declines in component prices, which negatively impacted our average selling prices and net sales.  During periods of overcapacity, our net sales may decline if we do not increase unit sales of existing products or fail to introduce and sell new products in quantities sufficient to offset declines in selling prices.  Our efforts to increase unit sales, reduce costs and develop new products to offset the impact of further declines in average selling prices may not be successful.  Declines in DRAM prices, which represent a significant component of our memory sales could also (as they have in the past) affect our gross profit and the valuation of our inventory, which could harm our financial results.

Declines in average selling prices would enable OEMs to pre-install higher capacity based memory into new systems at existing price points and thereby reduce the demand for future memory upgrades.  Further, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.

In addition, the continued transition to smaller design geometries and the use of 300 millimeter wafers by existing memory manufacturers could lead to a significant increase in the worldwide supply of DRAM.  Increases in the worldwide supply of memory components could also result from manufacturing capacity expansions.  If not offset by increases in demand, these increases would likely lead to further declines in the average selling prices of our products and have a material adverse effect on our business, financial condition and results of operations.  Furthermore, even if supply remains constant, if demand were to decrease, it would harm our average selling prices.

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

For our fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, our ten largest customers accounted for 51%, 49% and 47% of net sales, respectively.  For our fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, NewEgg accounted for 19%, 19% and 12% of our net sales, respectively.  During these periods, no other customers accounted for more than 10% of our net sales.

If a standardized memory solution which addresses the demands of our customers is developed, our net sales and market share may decline.

Many of our memory subsystems are specifically designed for our OEM customers’ high performance systems.  In a drive to reduce costs and assure supply of their memory module demand, our OEM customers may endeavor to design JEDEC standard DRAM modules into their new products.  This trend could reduce the demand for our higher priced customized memory solutions which in turn would have a negative impact on our financial results. In addition, customers deploying custom memory solutions today may in the future choose to adopt a JEDEC standard, and the adoption of a JEDEC standard module instead of a previously custom module might allow new competitors to participate in a share of our customers’ memory module business.

If our OEM customers were to adopt JEDEC standard modules, our future business may be limited to identifying the next generation of high performance memory demands of OEM customers and developing solutions that addresses such demands.  Until fully implemented, this next generation of products may constitute a much smaller market, which may reduce our net sales and market share.

Our customers are primarily in the computing markets and fluctuations in demand in these markets may adversely affect sales of our products.

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

Typically, integrated circuit (“IC”) devices represent a significant majority of our component costs for our memory and SSD products.  We are dependent on a small number of suppliers that supply key components used in the manufacture of our products.  Since we have no long-term supply contracts, there is no assurance that our suppliers will agree to supply the quantities of components we may need to meet our production goals.  Samsung, Toshiba and Intel currently supply substantially all of the IC devices used in our Flash memory products.  Micron, Elpida and PSC (Powerchip) currently supply substantially all of the DRAM IC devices used in our DRAM products.

Additionally, because of constraints on working capital, we have delayed payments to a number of vendors which could have an adverse effect on our ability to source product.  Moreover, from time to time, our industry experiences shortages in IC devices and foundry services which have resulted in foundries putting their customers, ourselves included, on component allocation.  While to date neither delayed payment nor component shortages has disrupted our business in a material way, in the future, we may not be able to obtain the materials that we need to fill orders in a timely manner or at competitive prices.  As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors.

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

Our growth strategy includes expanding our presence in the SSD and high performance memory markets both of which are highly competitive.

SSD and high performance memory markets are highly competitive.  Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their SSD and high performance memory businesses based on the profitability of their other businesses.  We expect competition in these markets to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price products to increase market share.  We only have limited experience competing in these markets. Our growth strategy includes expanding our presence in these markets, and there can be no assurance that we will be successful in doing so.

The market for enterprise Flash-based SSD products is relatively new and evolving, which makes it difficult to forecast end user adoption rates and customer demand, for our products.

The enterprise Flash-based SSD market is new and rapidly evolving.  As a result, we may encounter risks and uncertainties related to our business and future prospects.  It is difficult to predict, with any precision, end user adoption rates, customer demand for our products or the future growth rate and size of this market.  The rapidly evolving nature of the markets in which we sell our products, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance.  Furthermore, our ability to predict future sales is limited and our SSD product may never reach mass adoption.

Industry consolidation could adversely affect our business by reducing the number of our potential significant customers and increasing our reliance on our existing key customers.

Many significant participants in our customers’ industries are merging and consolidating as a result of competitive pressures and we expect this trend to continue.  Consolidation will likely decrease the number of potential significant customers for our products and services.  Fewer significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and profit margins.  Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers.  The loss of, or a reduced role with, key customers due to industry consolidation could negatively impact our business.

We may make acquisitions which involve numerous risks.  If we are not successful in integrating the acquisition, our operations may be adversely affected.

As part of our business and growth strategy, we expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities.  For example, in 2007, we acquired PC Power and Cooling, Inc., a producer of PC thermal management products, and substantially all the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a manufacturer of boutique high performance gaming PCs and laptops.  We stopped the manufacture and sale of certain Hypersonic PC products in our fiscal year ended February 28, 2010.  Any future acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses.  Such risks include, among others:

▪	lower than anticipated sales and profitability;

▪	problems integrating the purchased operations, technologies or products;

▪	costs associated with the acquisition;

▪	negative effects on profitability resulting from the acquisition;

▪	adverse effects on existing business relationships with suppliers and customers;

▪	risks associated with entering markets in which we have no or limited prior experience;

▪	loss of key employees of the acquired business; and

▪	litigation arising from the acquired company’s operations before the acquisition.

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

We may make acquisitions that are dilutive to existing stockholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations.

We may grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities.  If we make any future acquisitions, we could issue stock that would dilute our stockholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities.  Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations.

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

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features.  In the PC market in Asia, we expect to face increasing competition from local competitors such as A-DATA Technology Co., Ltd. and GSkill International Enterprise.  We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally.  In addition, some of our significant suppliers, including Samsung Electronics Co., Ltd., Infineon Technologies AG and Micron Technology, Inc., are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration.  Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers.  Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We rely on OEMs to select our OEM-focused products to be designed into their systems, which we refer to as a design win.  We often incur significant expenditures in the development of a new product without any assurance that an OEM will select our product for design into its system.  Additionally, in some instances, we may be dependent on third parties to obtain or provide information that we need to achieve a design win.  Some of these third parties may not supply this information to us on a timely basis, if at all.  Furthermore, even if an OEM designs one of our products into its system, we cannot be assured that its product will be commercially successful or that we will receive any net sales as a result of that design win.  Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason.  If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our net sales would suffer.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and attract qualified personnel.  If we lose the services of these individuals or are unable to attract new talent, our business will be adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace.  We are particularly dependent on the continued service of Ryan M. Petersen, our chief executive officer, Kerry T. Smith, our chief financial officer, and Alex Mei, our chief marketing officer.  Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel.  We are continually recruiting such personnel.  However, competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, training or retaining such personnel now or in the future.  There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time.  The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

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

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud.  Beginning with our fiscal year ended February 28, 2011, we are required to periodically evaluate the effectiveness of the design and operation of our internal controls.  These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective.  There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment.  Because of this, control procedures are designed to reduce rather than eliminate business risks.  If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

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

Sales outside of the United States accounted for approximately 57% of net sales for the fiscal year ended February 28, 2010.  Sales outside of the United States accounted for approximately 61% and 63% of net sales in fiscal years ended February 28, 2009 and February 29, 2008, respectively.  We anticipate that international sales will continue to constitute a meaningful percentage of our total net sales in future periods.  In addition, a significant portion of our design and manufacturing is performed at our facilities in Taiwan.  As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products.  We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.  Some of our customers’ purchase orders and agreements are governed by foreign laws, which often differ significantly from those of the United States.  Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.  These factors may have a material adverse effect on our business, financial condition and results of operations.

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

Also as a result of terrorism, the United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales, our supply chain and our ability to deliver products to our customers.  Political and economic instability in some regions of the world could negatively impact our business.  The consequences of armed conflicts are unpredictable and we may not be able to foresee events that could have a material adverse effect on us.

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

We attempt to protect our intellectual property rights through trade secret laws, non-disclosure agreements, confidentiality procedures and employee disclosure and invention assignment agreements.  To a lesser extent, we also protect our intellectual property through patents, trademarks and copyrights.  It is possible that our efforts to protect our intellectual property rights may not:

▪	prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

▪	prevent third-party patents from having an adverse effect on our ability to do business;

▪	provide adequate protection for our intellectual property rights;

▪	prevent disputes with third parties regarding ownership of our intellectual property rights;

▪	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;

▪	prevent the challenge, invalidation or circumvention of our existing patents;

▪	result in patents that lead to commercially viable products or provide competitive advantages for our products; and

▪	result in issued patents and registered trademarks from any of our pending applications.

If any of our issued patents are found to be invalid or if any of our patent applications are rejected, our ability to exclude competitors from making, using or selling the same or similar products as ours could be compromised.  We have occasionally applied for and may in the future apply for patent protection in foreign countries.  The laws of foreign countries, however, may not adequately protect our intellectual property rights.  Many U.S. companies have encountered substantial infringement problems in foreign countries.  Because we conduct a substantial portion of our operations and sell some of our products overseas, we have exposure to foreign intellectual property risks.

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

Changes in the applicable tax laws could materially affect our future results.

We operate in different countries and are subject to taxation in different jurisdictions.  As a result, our future effective tax rates could be impacted by changes in the applicable tax laws of such jurisdictions or the interpretation of such tax laws.  For example, on May 5, 2009, President Obama and the U.S. Treasury Department proposed changing certain tax rules for U.S. corporations doing business outside the U.S.  The proposed changes would restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax, limit the ability of U.S. corporations to deduct expenses attributable to un-repatriated foreign earnings and modify the foreign tax credit rules.  These changes have been proposed to be effective beginning January 1, 2011.  We cannot determine whether these proposals will be enacted into law or what changes, if any, may be made to such proposals prior to their being enacted into law.  Depending on their content, such proposals (if enacted) or other changes in the applicable tax laws could increase our effective tax rate and adversely affect our after-tax profitability.

Risks Related to our Debt

Our indebtedness could impair our financial condition, harm our ability to operate our business, limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

We have entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we may factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  We have entered into a Loan and Security Agreement with Silicon Valley Bank dated as of July 2009 (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate.  As of May 10, 2010, the SVB Agreement also caps the aggregate debt under both Factoring Loan Agreements to $17.5 million.  Under the Factoring Loan Agreements we have guaranteed our obligations thereunder and have pledged substantially all of our assets as security.  As of our fiscal year ended February 28, 2010, the outstanding loan balances under the Factoring Loan Agreements were $10.4 million in the aggregate.  Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The degree to which we are leveraged and the restrictions governing this indebtedness, such as a minimum Quick Ratio, (our cash and accounts receivable divided by current liabilities) could have important consequences including, but not limited to, the following:

▪	it may limit our ability to service all of our debt obligations;

▪
it may impair our ability to incur additional indebtedness or obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

▪	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

▪
our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

▪	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

▪	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

▪	it may limit our ability to engage in certain transactions or capitalize on acquisition or other business opportunities.

The Factoring Loan Agreements also have “material adverse change” provisions that essentially grant the lenders broad discretion in determining whether to accelerate the payment of all amounts due under the Factoring Loan Agreements when adverse events occur with respect to our Company, its business, financial condition, results of operation, assets, liabilities or prospects.  As of November 30, 2008 and February 28, 2009 we failed to comply with one or more loan covenants under the loan agreement with Silicon Valley Bank which was the predecessor to the Factoring Loan Agreements.  We received a waiver from Silicon Valley Bank for such non-compliances.  We cannot assure that we will not violate one or more loan covenants in the future.  As we are in violation of covenants in either of the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment on all outstanding loan balances.  There can be no assurance that we would be able to quickly obtain equivalent or suitable replacement financing in this event.  If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

The market price of the securities of technology companies has been especially volatile.  In addition, our common stock was listed on the OTCBB since January 14, 2009 and only recently began trading on The NASDAQ Capital Market on April 23, 2010.  Accordingly, we have an extremely limited history of public trading of our common stock within the United States.  Thus, the market price of our common stock may be subject to wide fluctuations.  If our net sales do not increase or increase less than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  Factors that could cause fluctuations in our stock price may include, among other things:

▪	actual or anticipated variations in quarterly operating results;

▪	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

▪	changes in the market valuations of other companies operating in our industry;

▪	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

▪	additions or departures of key personnel; and

▪	a general downturn in the stock market.

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

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:

▪	the timing and volume of orders from our customers;

▪	the rate of acceptance of our products by our customers, including the acceptance of design wins;

▪	the demand for and life cycles of the products incorporating our products;

▪	the rate of adoption of our products in the end markets we target;

▪	cancellations or deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers;

▪	changes in product mix; and

▪	the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

The sale of our outstanding common stock and exercise of outstanding warrants and options are not subject to lock-up restrictions and may have an adverse effect of the market price of the our stock.

As of our fiscal year ended February 28, 2010, we had 60,990 shares of Series A preferred stock outstanding (which were converted into 62,733 shares of common stock on May 4, 2010), 21,278,643 shares of common stock outstanding, 2,779,111 options to purchase an aggregate of 2,779,111 shares of common stock outstanding, 140,520 warrants to purchase an aggregate of 140,520 shares of Series A preferred stock outstanding (which were converted into warrants to purchase 144,541 shares of common stock on May 4, 2010) and 142,564 warrants to purchase an aggregate of 142,564 shares of common stock outstanding.  Since only 1,405,199 shares of our common stock are subject to lock-up restrictions, we cannot assure investors that the holders of our stock will not sell substantial amounts of their holdings of our stock.  The sale or even the possibility of sale of such stock or the stock underlying the options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing.  If and to the extent that warrants and/or options are exercised, stockholders could be diluted.

Future sales of shares could depress our share price.

As of our fiscal year ended February 28, 2010, we had 21,278,643 shares of common stock outstanding.  On May 20, 2010 we expect to file a registration statement with the SEC pursuant to which we would register the resale of 5,244,105 shares of common stock, as well as shares issuable upon the exercise of warrants, for a total of 8,338,866 shares of our common stock.  Sales by the Selling Stockholders (as defined in the registration statement) thereunder, especially if in heavy volume and at the same time, could negatively affect our stock price.  Moreover, the perception in the public market that these stockholders might sell our common stock could depress the market price of the common stock.  Additionally, we may sell or issue shares of common stock in a public offering or in connection with acquisitions, which will result in additional dilution and may adversely affect market prices for our common stock.

No prediction can be made as to the precise effect, if any, that sales of shares of our common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

Anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium.

Our fourth amended and restated certificate of incorporation (“Certificate of Incorporation”) includes provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change of control transactions, including, among other things, provisions that restrict the ability of our stockholders to call meetings and provisions that authorize our board of directors, without action by our stockholders, to issue additional common stock.  These provisions could deter, delay or prevent a third party from acquiring control of us in a tender offer or similar transactions, even if such transaction would benefit our stockholders.

Item 1B.           Unresolved Staff Comments

Not Applicable.

Item 2.              Properties

We lease the following properties:

Property	Square Feet	Lease Expiration	Property Uses

6373 San Ignacio Avenue	41,000	July 31, 2011	-Corporate Headquarters
San Jose, California, USA			-General, administrative, sales and marketing office
			-Research and Development
			-Warehouse

160 Konrad Crescent, Unit #1,	3,375	June 30, 2010	-Sales and marketing office
Markham, Ontario, Canada			-Warehouse

Kleveringweg 23, Unit 6	3,229	May 31, 2010	-Sales and marketing office

Delft, The Netherlands			-Warehouse

16F-3, No. 700, Chung Cheng	2,334	August 31, 2011	-Sales and marketing office
Road			-Research and Development
Chung Ho City, Taipei County			-Purchasing
Taiwan, 235, RoC

No. 165, Changrong Road,	40,920	June 15, 2011	-Research and Development
Lujhu Township, Taiwan RoC			-Manufacturing
			-Warehouse

5995 Avenida Encinas, Suite 101	13,031	March 31, 2012	-Research and Development
Carlsbad, California, USA			-Warehouse

We consider each facility to be in good operating condition and adequate for its present use, and believe that each facility has sufficient capacity to meet our current and anticipated operating requirements.

Item 3.              Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business.  We do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition and results of operations.

In 2009, we received inquiries from the U.S. Department of Commerce and the Federal Bureau of Investigation regarding the potential re-export of our products from the United Arab Emirates into Iran.  We consequently launched an internal investigation performed by outside counsel.  The investigation concluded that while between 2004 and 2008, we maintained a relationship with a distributor in the United Arab Emirates, we have not found any specific facts confirming these suspicions or any information about when such re-exports would have occurred or who may have received the products.  However, we did provide approximately $500 in sales support materials to the distributor in connection with a sales presentation in Iran.  We have terminated our relationship with this distributor.

The investigation separately discovered that in 2007 and 2008, in a total of three instances, we sent one of our high speed Reaper memory module products free of charge as either samples or replacement parts to individuals in Iran and an individual who claimed an address in Cuba but subsequently changed the address to one in Mexico.

We also have received information that a distributor in Lebanon to whom we sold Neural Impulse Actuators September 2008 may have re-exported one of these units into Syria and in general was interested in distributing our products in Syria, but we have not found specific facts confirming when such re-export would have occurred or who may have received the product.  We have terminated our relationship with this distributor.

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

Item 4.              (Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity. Related Stockholder Matters and Issuer Purchases of Equity Securities

From June 21, 2006 through April 1, 2009, our common stock was traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange under the symbol “OCZ.” On January 14, 2010 our common stock was listed on the Over-the-Counter Bulletin Board (“OTCBB”), and was traded on the OTCBB from February 10, 2010 to April 22, 2010.  Since April 23, 2010, our common stock has been quoted on The NASDAQ Capital Market.  The quotations below reflect the high and low bid prices for our common stock since May 31, 2007 as reported on AIM, OTCBB and The NASDAQ Capital Market, as applicable.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The NASDAQ Capital Market
	High	Low
2010:
Period of April 23 – May 14, 2010	$5.05	$3.75

OTCBB
	High	Low
2010:
Period of March 1 – April 22, 2010	$6.00	$3.95
Period of January 14 – February 28, 2010	$6.25	$5.25

AIM
	High	Low
2009:
Period of March 1 – April 1, 2009	$0.36	$0.12
4th Quarter (February 28, 2009)	$0.51	$0.11

2008:
3rd Quarter (November 30, 2008)	$0.65	$0.38
2nd Quarter (August 31, 2008)	$1.25	$0.75
1st Quarter (May 31, 2008)	$1.88	$0.90
2 Month Period Ended February 29, 2008	$2.28	$1.48

2007:
4th Quarter (December 31, 2007)	$7.28	$2.10
3rd Quarter (September 30, 2007)	$9.72	$6.00
2nd Quarter (June 30, 2007)	$8.78	$5.65

The closing sales price for our common stock on May 14, 2010 was $4.04, as reported by The NASDAQ Capital Market.

As of our fiscal year ended February 28, 2010 we have approximately 167 stockholders and 130 holders of outstanding options.

As of our fiscal year ended February 28, 2010, 60,990 shares of our Series A preferred stock (which were converted into 62,733 shares of common stock on May 4, 2010), 21,278,643 shares of our common stock, and 2,779,111 shares of our common stock subject to options were issued and outstanding.  In addition, there were warrants to purchase (i) 140,520 shares of our Series A preferred stock at an exercise price of $5.00 per share, and (ii) 142,564 shares of our common stock at exercise prices ranging between $2.25 and $3.90 and an average exercise price of $2.80 per share outstanding.

Dividends

We have not paid any dividends on any of our shares to date, and we do not anticipate declaring or paying any dividends on our common stock.  Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors (the “Board”) and will be contingent upon our then existing conditions, operating results, revenues and earnings, if any, contractual restrictions, capital requirements, business prospects and general financial condition, and other factors our Board may deem relevant.  The payment of any dividends will also be subject to the requirements of the Delaware General Corporation Law (“DGCL”) and certain restrictions contained in the Factoring Loan Agreements for our credit lines from Silicon Valley Bank and Faunus Group International.  For as long as such agreements remain in effect, we would need both lenders’ written consent before making a cash dividend payment.  There are currently no restrictions that materially limit our ability to pay stock dividends, or that we reasonably believe are likely to limit materially the future payment of stock dividends.

Equity Compensation Plan Information

In December 2004, our Board adopted and our stockholders approved a stock incentive plan with 1,800,000 shares of common stock authorized for issuance (the “Stock Incentive Plan”).  The shares subject to the Stock Incentive Plan was subsequently increased to 5,232,873.  The shares to be purchased are subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine.  The purpose of the Stock Incentive Plan is to offer selected providers the opportunity to acquire equity in OCZ through awards of options over common stock (which may constitute incentive stock options (an “ISO”) or non-statutory stock options (an “NSO”)) and the award or sale of common stock.  The options granted will expire in a term not to exceed 10 years.

The following table summarizes our equity compensation plans as of our fiscal year ended February 28, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	2,779,111	$2.20	1,659,614

Equity compensation plans not approved by security holders	-	-	-
Totals	2,779,111	$2.20	1,659,614

Stock Price Performance Graph

The following graph shows a comparison of cumulative a total stockholder return calculated on a dividend reinvested basis, for us, the NASDAQ Composite Index and the Standard & Poor’s Semiconductor Index assuming an Investment of $100 on February 28, 2007.  Periods prior to February 28, 2010 reflect the trading prices of our common stock on the AIM.  No dividends have been declared on our common stock.  The graph covers the Period from February 28, 2007 to the last trading day of our year ended February 28, 2010.  The comparison below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison Of Cumulative Return From February 28, 2007
Among OCZ Technology Group, Inc., The NASDAQ Composite index and the S&P Semiconductors Index

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by us under those statutes, the preceding Stock Performance Graph is not to be incorporated by reference into any such prior filings, nor shall such graph be incorporated by reference into any future filings made by us under those statutes.

Recent Sales of Unregistered Securities

We have sold or issued the following securities that were not registered under the Securities Act during the past three years.  The historical share data set forth in this document have been adjusted to reflect the 1 for 2.5 reverse stock split that took place in September 2009.

In June 2006, we issued 3,020,000 shares of common stock in connection with our initial listing on AIM for 163 pence (or $3.00) per share.  Also, in conjunction with this initial listing, we issued 484,000 shares upon conversion of convertible unsecured loans at a conversion price of 121.88 pence (or $2.25) per share.  We raised an aggregate of $8.2 million net of costs in connection with the initial listing.  The shares were offered and sold outside of the United States in reliance upon Regulation S (“Regulation S”) under the Securities Act.

In October 2006, we issued an additional 516,000 shares of common stock in connection with our listing on AIM at 212.5 pence (or $4.15) per share, with net aggregate proceeds of approximately $1.7 million.  The shares were offered and sold outside of the United States in reliance upon Regulation S.

During the remainder of 2006, we issued approximately 141,600 shares of common stock upon the exercise of stock option and warrants.  The shares related to the exercise of the warrants were offered and sold outside of the United States in reliance upon Regulation S.  Certain shares of common stock were offered and sold in connection with the exercise of stock options outside of the United States in reliance upon Regulation S.  The remaining shares were offered and sold in connection with the exercise of stock options in the United States in reliance upon Rule 701 of the Securities Act.

During May 2007, we completed a secondary offering of 2,651,000 shares of common stock at 312.5 pence (or $6.18) per share, with aggregate net proceeds of approximately $15.3 million.  These shares were offered and sold outside of the United States in reliance upon Regulation S.

Also in May 2007, we issued 249,200 shares of common stock in connection with our acquisition of PC Power and Cooling, Inc.  In February 2008, we issued 231,600 shares of its common stock as part of a capitalization of $500,000 of an acquisition-related note.  These shares were issued in the United States in reliance of Rule 506 of Regulation D under the Securities Act and all recipients of our common stock were “accredited” as defined under the rules of the SEC.

During the fiscal year ended February 29, 2008, we issued approximately 328,528 shares of common stock in connection with the exercise of stock options in the United States in reliance of Rule 701 of the Securities Act.

In February 2009, we issued 339,200 shares of common stock as part of a capitalization of $200,000 of an acquisition-related note in favor of Douglas A. Dodson.  The shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act.  Mr. Dodson was an “accredited” investor as defined under the rules of the SEC.

As of our fiscal year ended February 28, 2010, we issued 60,990 shares of our Series A preferred stock at $5.00 per share.  These shares were issued in reliance on Rule 506 of the Securities Act.  In addition, we also issued warrants to purchase up to 140,520 shares of our Series A preferred stock.  Such warrants have been issued in reliance on Regulation S of the Securities Act.  Under the terms of our certificate of incorporation with respect to our Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of our common shares on a public stock exchange, including OTCBB (“Mandatory Conversion”).  The trading of our common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010.  The number of shares of our common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the sixty (60) day per share average closing price of our common stock on such public stock exchange (the “60 Day Average”).  Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of our Series A Preferred Stock were converted into 62,733 shares of our common stock, and warrants to purchase 140,520 shares of our Series A Preferred Stock were converted into warrants to purchase 144,541 shares of our common stock at $4.86 per share.

In March 2010, we issued an aggregate of 5,151,662 shares of our common stock at $3.00 per share in connection with a private placement.  These shares were issued in the United States in reliance of Rule 506 of Regulation D under the Securities Act and all recipients of our common stock were “accredited” as defined under the rules of the SEC.  As part of the private placement offering, we also issued warrants to purchase up to (i) 2,575,831 shares of our common stock at $5.25 per share (the “$5.25 Warrants”) and (ii) 154,550 shares of our common stock at $3.00 per share (the “$3.00 Warrants”).  The warrants have been issued in reliance on the exemptions provided by Section 4(2) of the Securities Act.  In addition, we have a commitment to issue a warrant for up to 77,275 shares of our common stock at $5.25 per share.  Each of the $5.25 Warrants and the $3.00 Warrants are immediately exercisable, will expire on March 23, 2015 and may be exercised by the holders on a cashless basis.

Since March 1, 2008, we have issued options to purchase an aggregate of 2,156,000 shares of our common stock under our stock option plan with a weighted average exercise price of $1.22 per share, including options to purchase an aggregate of 330,000 shares of our common stock issued to our newly elected directors, at an exercise price of $4.35.  These options were granted in reliance of Rule 701 of the Securities Act.  Further information regarding grants made to our executive officers and directors may be found under “Executive Compensation - Director Compensation” and “Executive Compensation - Outstanding Equity Awards at February 28, 2010” herein.

Item 6.              Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated.  The selected historical consolidated financial data for each of the fiscal years in the three year period ended February 28, 2010, February 28, 2009 and February 29, 2008 has been derived from our audited historical consolidated financial statements included elsewhere in this report.  The selected historical consolidated financial data as of and for the fiscal years ended December 31, 2006 and December 31, 2005 and for the two months period ended February 28, 2007 has been derived from our audited historical consolidated financial statements not included in this report.  The selected historical consolidated financial data for the two months ended February 28, 2006 has been derived from our unaudited condensed consolidated financial statements not included in this report, which have been prepared on a basis consistent with our annual audited consolidated financial statements.  In the opinion of management, such unaudited financial data reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position and results of our operations for the periods.  The historical results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The selected historical consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and by our consolidated financial statements and related notes thereto, each appearing elsewhere in this report.

	Years Ended February 28/29,			Years Ended December 31,		Two months Ended February 28,
	2010	2009	2008	2006	2005	2007	2006
	(in thousands, except per share data)						(unaudited)
Statement of Operations Data:
Revenue	$143,959	$155,982	$118,352	$67,772	$35,718	$16,335	$8,310
Cost of Revenue	125,303	136,191	95,419	58,826	29,493	13,153	7,117
Gross profit	18,656	19,791	22,933	8,946	6,225	3,182	1,193
Operating Expenses:
Sales and marketing	10,249	11,401	9,125	4,735	3,059	1,136	542
Research and development	5,331	2,575	1,570	452	232	202	52
General and administrative	14,711	16,709	11,704	5,006	3,067	1,212	573
Impairment of goodwill and intangible assets	911	-	-	-	-	-	-
Total operating expenses	31,202	30,685	23,399	10,193	6,358	2,550	1,167
Income (loss) from operations	(12,546)	(10,894)	534	(1,247)	(133)	632	26
Other income and expense:
Other (expense) income	727	(169)	256	(30)	4	(5)	-
Interest and financing expense	(1,716)	(600)	(289)	(682)	(570)	(51)	(165)
Interest and other income (expense), net	(989)	(769)	(33)	(712)	(566)	56	(165)
Income (loss) before income taxes	(13, 535)	(11,663)	501	(1,959)	(699)	576	(139)
Income tax expense (benefit)	(1)	61	(936)	(120)	(110)	196	(9)
Net income (loss)	$(13,534)	$(11,724)	$1,437	$(1,839)	$(589)	$380	$(130)

Income (loss) per share attributable to common stockholders:
Basic	$(0.64)	$(0.56)	$0.07	$(0.12)	$(0.14)
Diluted	$(0.64)	$(0.56)	$0.07	$(0.12)	$(0.14)
Common shares and equivalents outstanding:
Basic weighted average shares	21,300	21,000	19,800	15,400	4,200
Diluted weighted average shares	21,300	21,000	20,400	15,400	4,200
Balance Sheet Data:
Cash and cash equivalents	$1,224	$420	$1,544	$1,423	$120
Total assets	47,849	57,703	52,947	19,358	3,567
Deferred revenue	95	167	92	89	61
Notes payable, capital lease obligation, long term deferred rent	532	200	575	-	317
Total stockholders’ equity	$6,288	$18,923	$29,798	$9,026	$556

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of high performance Solid State Drives (“SSDs”) and Memory Modules for computing devices and systems.  Founded in 2002, we are incorporated in Delaware and have our headquarters in San Jose, California and offices in Canada, the Netherlands, and Taiwan.  Our fiscal year ends on the last day of February.

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and SSDs are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a diversification strategy which began in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business.  As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “OEMs”).

In addition to our SSD and Memory Module product lines, we design, develop, manufacture and distribute other high performance components for computing devices and systems, including thermal management solutions, AC/DC switching PSUs and computer gaming solutions.  We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently and cost effectively.  Through our diversified and global distribution channel, we offer more than 450 products to 376 customers, including leading retailers, etailers, OEMs and computer distributors.

Our ten largest customers measured by net revenue for our fiscal year ended February 28, 2010 are listed as follows in alphabetical order:

▪	Amazon.com;

▪	ASK Corporation;

▪	BAS Group;

▪	D&H Distribution Company;

▪	Maxcom Memory GmbH;

▪	Memoryworld GmbH & Co., KG;

▪	Micro Center Corporation;

▪	Micro Peripherals LTD;

▪	NewEgg.com, operated by Magnell Associate Inc.; and

▪	SYX Distribution, Inc.

These ten customers represented approximately 51% our net revenue for the period set forth above.  Our largest customer is NewEgg.com, which represented approximately 19% of our revenue for our fiscal year ended February 28, 2010.  No other customer was responsible for 10% or more of our net revenue.

We develop flexible and customizable component solutions quickly and efficiently to meet the ever changing market needs and provide superior customer service.  We believe our high performance computer components offer the speed, density, size and reliability necessary to meet the special demands of:

▪	industrial equipment and computer systems;

▪	computer and computer gaming and enthusiasts;

▪	mission critical servers and high end workstations;

▪	personal computer (“PC”) upgrades to extend the useable life of existing PCs;

▪	high performance computing and scientific computing;

▪	video and music editing;

▪	home theatre PCs and digital home convergence products; and

▪	digital photography and digital image manipulation computers.

We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process and reduces time-to-market.

We commenced operations in 2002 and shares of our common stock began trading on AIM in June 2006.  On April 28, 2006, we amended our certificate of incorporation to, among other matters, affect a 3 for 1 forward stock split.  In May 2007, we acquired PC Power and Cooling, Inc., a privately-held manufacturer of PSUs that was based in San Diego, California.  We now offer both PC Power and Cooling, Inc. and OCZ branded PSUs.  In October 2007, we acquired substantially all of the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a privately-held manufacturer of high performance gaming PCs and laptops aimed at the computer gaming community that was based in Great Neck, New York.  In March 2009, we amended our certificate of incorporation primarily to increase the number of authorized shares and eliminate a number of provisions which required us to comply with various United Kingdom laws in the case of, among other things, takeovers and tender offers.  On April 1, 2009, following appropriate stockholder approval, we voluntarily delisted our common stock from trading on AIM.  On January 14, 2010 our common stock was listed on the OTCBB, and from February 10, 2010 to April 22, 2010, our common stock was traded on the OTCBB.  Since April 23, 2010, our common stock has been traded on The NASDAQ Capital Market.

Our fiscal years ended on December 31 from 2002 to 2006.  Effective March 1, 2008, we changed our fiscal year end from December 31 to the last day of February resulting in a 14-month period from January 1, 2007 to February 29, 2008.  However, for comparison purposes throughout this report, the twelve month period which began March 1, 2007 and ended February 29, 2008 has been presented and is named “the fiscal year ended February 29, 2008.”

As of our fiscal year ended February 28, 2010, we had 376 customers, most of which are distributors or etailers in 69 countries.

For the fiscal years ended February 28, 2010 and February 28, 2009, our net sales were $144 million and $156 million, respectively and our net (loss) was $(13.5) million and $(11.7) million, respectively.

In September 2009, we sold all inventory, patents and other assets related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation, in exchange for notes with principal amounts in the aggregate of $895,415 and shares of BCInet, Inc.’s Series A preferred stock, representing a 27% equity stake in BCInet, Inc.  Also in September 2009, we amended our certificate of incorporation to affect a 1 for 2.5 reverse stock split.  All share amounts in this document have been adjusted for the effect of this reverse split.

Results of Operations for Fiscal Years Ended February 28, 2010, February 28, 2009 and February 29, 2008

The following table sets forth our financial results, as a percentage of net sales for the periods indicated.

	Year Ended February 28/29,
	2010	2009	2008
	(audited)	(audited)	(audited)
Revenue
Sales – net	100%	100%	100%
Cost of revenue	87.0	87.3	80.6

Gross Profit	13.0	12.7	19.4

Expenses
Sales and marketing	7.1	7.3	7.7
Research and development	3.7	1.7	1.3
General, administrative and operations	10.3	10.7	9.9
Impairment of goodwill and intangible assets	0.6	-	-

Total operating expenses	21.7	19.7	18.9

Operating profit/(loss)	(8.7)	(7.0)	0.5

Other income/(expense)
Other income – net	0.5	(0.1)	0.2
Interest and financing costs	(1.2)	(0.4)	(0.2)

Total other income/(expense)	(0.7)	(0.5)	0.0

Profit/(Loss) before tax	(9.4)	(7.5)	0.4

Tax (expense) benefit	-	-	0.8

Net profit/(loss)	(9.4)%	(7.5)%	1.2%

Comparison of Fiscal Years Ended February 28, 2009 and February 28, 2010

Net sales.  Net sales decreased by $12.0 million, or 7.7%, from $155.9 million in fiscal year ended February 28, 2009 to $143.9 million in fiscal year ended February 28, 2010.  This decrease was due primarily to several factors.  Overall, there was a 25% decrease, in the aggregate, of unit sales across all product lines from 3.4 million units in fiscal year ended February 28, 2009 to 2.6 million units in fiscal year ended February 28, 2010.  Memory processing unit sales decreased from fiscal year ended February 28, 2009 to fiscal year ended February 28, 2010 by 34%.  This was partially offset by a 3.4% increase in the average selling price per units of these products.  Power supply unit sales remained flat from fiscal year ended February 28, 2009 to fiscal year ended February 28, 2010, while the average selling prices of our power supply units fell 13.3% over the same period.  Decreases in memory processing and power supply unit sales were partially offset by a 194% increase in SSD units sold from fiscal year ended February 28, 2009 to fiscal year ended February 28, 2010 coupled with an increase in the average selling price per SSD units of 14% over the same period.  In general, the decrease in unit sales was the result of working capital constraints which prohibited us from buying sufficient raw materials necessary to fulfill the demand for our products.

Cost of revenue.  Cost of revenue decreased by $10.9 million, or 8.0%, from $136.2 million in fiscal year ended February 28, 2009 to $125.3 million in fiscal year ended February 28, 2010.  Cost of revenue as a percentage of net sales was 87.3% in fiscal year ended February 28, 2009 compared to 87.0% in fiscal year ended February 28, 2010.  The decrease in absolute dollars of cost of sales was attributable to the decrease in net sales.  The lower cost of revenues as a percentage of net sales in fiscal year ended February 28, 2010 was driven by slightly higher average sales prices.

Cost of revenue does not include any stock-based compensation expense for fiscal year ended February 28, 2009 and fiscal year ended February 28, 2010.

Sales and marketing expenses.  Sales and marketing expenses decreased by $1.2 million, or 10.1%, from $11.4 million in fiscal year ended February 28, 2009 to $10.2 million in fiscal year ended February 28, 2010.  Sales and marketing expenses were 7.3% and 7.1% of net sales in fiscal year ended February 28, 2009 and 2010, respectively.  The decrease in absolute dollars was primarily due to a decrease in the sales and marketing programs necessary to support the lower sales volume.

Sales and marketing expenses include stock-based compensation expense of $287,000 and $166,000 for fiscal year ended February 28, 2009 and fiscal year ended February 28, 2010, respectively.

Research and development expenses.  Research and development expenses increased by $2.7 million, or 107.0% from $2.6 million in fiscal year ended February 28, 2009 to $5.3 million in fiscal year ended February 28, 2010.  Research and development expenses were 1.7% and 3.7% of net sales in fiscal year ended February 28, 2009 and 2010, respectively.  The increase in absolute dollars was primarily due to additional resources being used in the development of our SSD products.

Research and development expenses include stock-based compensation expense of $130,000 and $184,000 for fiscal year ended February 28, 2009 and fiscal year ended February 28, 2010, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses decreased by $1.9 million, or 11.9%, from $16.7 million in fiscal year ended February 28, 2009 to $14.7 million in fiscal year ended February 28, 2010.  General, administrative and operations expenses remained relatively flat as a percentage of net sales at 10.7% and 10.2%, respectively.  The decrease in absolute dollars was primarily due to $1.3 million of lower shipping costs because of lower sales volume and $991,000 of lower bad debt expenses, partially offset by a $264,000 increase in contractor costs.

General and administrative expenses include stock-based compensation expenses of $461,000 and $313,000 for fiscal year ended February 28, 2009 and February 28, 2010, respectively.

Impairment of goodwill and intangible assets.  In February 2010, we stopped the manufacture and sale the Hypersonic PC Systems products which we purchased from Silicon Data in 2007.  Therefore, the $911,000 carrying value of goodwill and related intangibles recorded from that acquisition were determined to be fully impaired and were written off in their entirety.

Other income/(expense)-net.  Other expense-net increased by $220,000 or 28.6% from $668,000 in fiscal year ended February 28, 2009 to $989,000 in fiscal year ended February 28, 2010.  Included in the total is $600,000 and $1.7 million, respectively, of interest expense.  The increase in interest expense was primarily due to the higher interest rates charged on borrowed funds payable under our new credit facilities which began in August 2009 coupled with higher borrowing amounts.  The increase in interest expense in the period was partially offset by a $668,000 increase in other gains relating to the sale of the NIA product line in fiscal year ended February 28, 2010.

Provision for income taxes.  The income tax provision/(benefit) amounted to $61,000 in fiscal year ended February 28, 2009 and ($1,000) in fiscal year ended February 28, 2010 We did not record a tax benefit at the statutory combined federal and state income tax rates of approximately 40% due to the uncertainty surrounding the future realization of the potential tax benefit associated with net operating loss carryforwards.

Comparison of Fiscal Years Ended February 29, 2008 and February 28, 2009

Net sales.  Net sales increased by $37.6 million, or 31.8%, from $118.3 million in fiscal year ended February 29, 2008 to $155.9 million in fiscal year ended February 28, 2009.  This was due primarily to a 62% increase in unit sales from 2.1 million units in fiscal year ended February 29, 2008 to 3.4 million units in fiscal year ended February 28, 2009.  Sales of memory processing units increased by 32% and power supplies increased by 95% during this period.  However, these unit increases were partially offset by decreases in average per-unit selling prices of approximately 20% for memory processing products and 23% for power supplies.  Sales of flash memory storage units increased by 242% and average selling prices increased by 38% from fiscal year ended February 28, 2009 to fiscal year ended February 28, 2010.  The flash growth was partially due to the introduction of solid state drives as without them, the unit growth would have been approximately 215% while average selling prices would have decreased by 8%.  In general, the growth in unit volumes was primarily due to the introduction and growth of our new products coupled with the continued expansion of our sales channels outside of North America.

Cost of revenue.  Cost of revenue increased by $40.8 million, or 42.7%, from $95.4 million in fiscal year ended February 29, 2008 to $136.2 million in fiscal year ended February 28, 2009.  Cost of revenue as a percentage of net sales was 80.6% in fiscal year ended February 29, 2008 and 87.3% in fiscal year ended February 28, 2009.  The increase in absolute dollars of cost of sales was attributable to the increase in net sales.  The higher cost of revenues as a percentage of net sales in fiscal year ended February 28, 2009 was driven by lower average selling prices of products due to falling prices of memory components.

Cost of revenue does not include any stock-based compensation expense for fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009.

Sales and marketing expenses.  Sales and marketing expenses increased by $2.3 million, or 24.9%, from $9.1 million in fiscal year ended February 28, 2009 to $11.4 million in fiscal year ended February 28, 2010.  Sales and marketing expenses were 7.7% and 7.3% of net sales for the fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009, respectively.  The increase in absolute dollars was primarily due to an increase in the sales and marketing programs necessary to support the higher sales volume.

Sales and marketing expenses include stock-based compensation expense of $272,000 and $287,000 for fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009, respectively.

Research and development expenses.  Research and development expenses increased by $1.0 million, or 64.0%, from $1.6 million in fiscal year ended February 29, 2008 to $2.6 million in fiscal year ended February 28, 2009.  Research and development expenses were 1.3% and 1.7% of net sales for the fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009, respectively.  The increase in absolute dollars was primarily due to an increase of $552,000 in salary and benefits resulting from growth in research and development personnel and an increase of $217,000 in development costs associated with new products.  The increase in personnel was primarily related to expanded product development initiatives.

Research and development expenses include stock-based compensation expense of $99,000 and $130,000 for fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses increased by $5.0 million, or 42.7%, from $11.7 million in fiscal year ended February 29, 2008 to $16.7 million in fiscal year ended February 28, 2009.  General, administrative and operations expenses were 9.9% and 10.7% of net sales for the fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009, respectively.  The increase in absolute dollars was primarily due to an increase of $938,000 in salary and benefits, an increase of $1.6 million in shipping costs due to increased sales volume, an increase of $296,000 in facility expenses, an increase of $479,000 in professional and legal fees, an increase of $134,000 in depreciation expenses and an increase of $1.3 million in bad debt expense primarily related to a single customer.

General and administrative expenses include stock-based compensation expenses of $452,000 and $461,000 for fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009, respectively.

Other income/(expense)-net.  Other expense-net increased by $736,000 from $33,000 in fiscal year ended February 29, 2008 to ($769,000) in fiscal year ended February 28, 2009.  Included in the total is interest expense of $289,000 and $600,000, respectively.  The increase in interest expense was primarily due to higher borrowing levels to support the working capital needs associated with the increased revenue levels in fiscal year ended February 28, 2009 as compared to fiscal year ended February 29, 2008.

Provision for income taxes.  The income tax provision (benefit) amounted to ($936,000) in fiscal year ended February 29, 2008 and $61,000 in fiscal year ended February 28, 2009.  The effective tax rates of 186% in fiscal year ended February 29, 2008 and (0.5%) in fiscal year ended February 28, 2009 reflect the estimated tax benefit of net operating loss carry forwards and other deferred taxes, net of valuation allowances.

Liquidity and Capital Resources

Since our inception, we have historically not generated cash from operations and have relied upon funds from equity offerings and debt financing.

Operating Activities.  Net cash provided (used) by operating activities was ($9.9) million, ($1.0) million and $640,000 for fiscal year ended February 29, 2008, fiscal year ended February 28, 2009 and fiscal year ended February 28, 2010, respectively.  Net cash used by operating activities during fiscal year ended February 29, 2008 was due primarily to increases in inventories of $10.5 million, in accounts receivable of $7.4 million, and in prepaid expenses of $2.1 million, partially offset by an increase in accounts payable of $7.6 million, and net income of $1.4 million.  Net cash used by operating activities during fiscal year ended February 28, 2009 was due primarily to increases in accounts payable of $12.3 million and prepaid expenses of $974,000 partially offset by an increase in accounts receivable of $3.5 million and inventory of $1.9 million.  Net cash provided by operating activities during fiscal year ended February 28, 2010 was due primarily to an increase in accounts payable of $924,000, a decrease in inventories of $6.6 million, a decrease in accounts receivable of $3.6 million, a decrease in accrued expenses of $573,000 and a decrease in prepaid expenses of $301,000, partially offset by a non-cash gain on disposition of the NIA product line of $668,000 and a net loss of $13.5 million.  The decreases in accounts receivable and inventory in fiscal year ended February 28, 2010 was primarily due to lower sales levels while the increase in accounts payable was due to us paying vendors later because of working capital constraints.  The increases in accounts receivable and inventory in fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009 were primarily due to higher sales levels, while increases in accounts payable was due to the ability to negotiate longer payment terms and an increase in the sales mix of power supplies which have longer payment terms.  Due to the $15.4 million which we raised in March 2010, we anticipate that accounts receivable, inventory and accounts payable will increase because we have additional working capital to grow our product line and our business.

Investing activities.  Net cash used by our investing activities was $9.3 million, $2.2 million and $1.3 million for fiscal year ended February 29, 2008, fiscal year ended February 28, 2009 and fiscal year ended February 28, 2010, respectively.  Of these amounts, $1.5 million, $1.6 million and $887,000, respectively, were related to the purchase of fixed assets including those needed to support our growth and establishment of a warehouse and manufacturing facility in Taiwan.  In fiscal year ended February 29, 2008, we used $7.8 million for the acquisitions of PC Power and Cooling, Inc. and Silicon Data Inc., doing business as Hypersonic PC Systems.  The expansion of our manufacturing capability has to date not been capital intensive as our internal manufacturing has historically been limited to assembly and test while board level assembly was outsourced.  In August 2008, we acquired our first surface mount technology (“SMT”) line as a beginning initiative to move memory module manufacturing in-house.  We expect to make additional capital investments in the future to expand this in-house manufacturing as well as our assembly and test capabilities.  We will also invest in our infrastructure in order to improve our controls and procedures as part of growing our business and meeting regulatory requirement associated with being a public company.

Financing activities.  Net cash provided by our financing activities was $19.9 million, $2.4 million and $1.5 million for fiscal year ended February 29, 2008, fiscal year ended February 28, 2009 and fiscal year ended February 28, 2010, respectively.  Cash provided by financing activities in fiscal year ended February 29, 2008 was primarily from common stock offerings on AIM in accordance with Regulation S of approximately $15.5 million in May 2007 as well as increases in bank loans of $3.9 million.  Cash provided by financing activities in fiscal year ended February 28, 2009 was primarily due to increases in bank loans of $2.5 million.  Cash provided by financing activities in fiscal year ended February 28, 2010 was primarily due to common stock and preferred stock issuances of $7,000 and $281,000, respectively, as well as increases in bank loans of $919,000 and $500,000 borrowings from Ryan M. Petersen, our Chief Executive Officer, made to us in fiscal year ended February 28, 2010.  In March 2010, we issued an aggregate of 5,151,662 shares of our common stock at $3.00 per share in connection with a private placement, whereby we received gross proceeds of $15.45 million.  As part of the private placement offering, we also issued warrants to purchase up to (i) 2,575,831 shares of our common stock at $5.25 per share and (ii) 154,550 shares of our common stock at $3.00 per share.

Other factors affecting liquidity and capital resources.

We have historically not generated cash from operations and have relied upon equity offerings and debt financing such as receivable factoring, increased trade terms from vendors, and bank lines of credit as we have grown.  In July 2009, we entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we may factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate.  The SVB Loan Agreement caps the aggregate debt under both Factoring Loan Agreements to $17.5 million.  Under the Factoring Loan Agreements we have guaranteed our obligations thereunder and have pledged substantially all of our assets as security.  As of February 28, 2010, the outstanding loan balances under the Factoring Loan Agreement were $10.4 million in the aggregate.

Under the SVB Agreement, we can borrow an amount up to 75% of the value of our approved factored customer invoices.  Interest is payable monthly on the aggregate of the face amounts of the unpaid factored customer invoices each month.  SVB also charges a monthly collateral handling fee based upon the unpaid factored customer invoices each month.  The rate of interest and the amount of the collateral handling fee is dependent upon our Quick Ratio which is defined for this purpose as our cash, marketable securities and accounts receivable divided by our current liabilities. If our Quick Ratio is greater than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.25% per annum and the collateral handling fee is 0.10%.  If our Quick Ratio is less than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.75% per annum and the collateral handling fee is 0.45%.  The SVB Agreement requires a minimum Quick Ratio of 0.50:1.00.  Receivables are subject to recourse in the event of nonpayment by the customer.

Under the FGI Agreement, we can borrow an amount up to 75% of the value of its approved factored customer invoices.  Interest is payable each month on the aggregate of the face amounts of the unpaid factored customer invoices at a rate greater of 8.00% per annum or 3.00% above the rate of interest designated by FGI as its selected “Prime Rate” or “Base Rate”, as the case may be (currently based upon the Wall Street Journal, Money Rates Section).  Additionally, FGI charges a collateral management fee equal to 0.58% of the average monthly balance of the face amount of the outstanding unpaid factored customer invoices.  If we fail to maintain minimum monthly borrowings of at least $2.5 million, FGI will assess a deficiency charge in an amount equal to charges that would apply had we maintained a $2.5 million borrowing minimum for the applicable month less the actual charges paid for such month.  FGI has the option under the FGI Agreement of buying customer invoices without recourse.  To date, FGI has not done so and we do not anticipate that it will do so.  Receivables are subject to recourse in the event of nonpayment by the customer.

In order to provide some bridge financing as these new financing arrangements were established, in August 2009 we borrowed $500,000 from our Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan is repayable in equal installments in February 2010 and September 2010.  Even though the first installment of the loan to Mr. Petersen was due in February, Mr. Petersen waived payment until April 2010, at which time he was paid the first installment amount plus interest accrued through April 2010.  Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

We expect to experience growth in our working capital requirements as we continue to expand our business.  We cannot assure that we will find additional debt or equity financing allowing us to grow.  We intend to fund this continued expansion through cash generated by operations, increased debt facilities, and proceeds from any equity offerings.  We anticipate that working capital will constitute a material use of our cash resources.

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

The SVB Agreement also has a number of other requirements, also called covenants, with which we are required to comply, including among other things:

▪	delivery of monthly and annual financial statements;

▪	tax, deposit account and insurance requirements;

▪	restrictions on our ability to complete dispositions, debt incurrence, distributions, investments, liens, mergers and acquisitions; and

▪	certain financial covenants that are tested on a monthly basis.

The FGI Agreement has a number of covenants with which we are required to comply, including among other things:

▪	delivery of monthly and annual financial statements;

▪	giving notice if we have a material adverse change and under other circumstances; and

▪	restrictions on our ability to complete dispositions, debt incurrence, distributions, investments and other liens.

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

There is no assurance that we will not become out of compliance with one or more covenants of our Factoring Loan Agreements in the future.  If we dare in violation of covenants in the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment effectively causing all loan balances to become due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of February 28, 2010:

Payments due by period

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$500	$500	$-	$-	$-

Operating lease obligations	$1,002	$667	$335	-	-

Total	$1,502	$1,167	$335	$-	$-

Inflation

Inflation was not a material factor in either revenue or operating expenses during our fiscal year ended February 28, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in this report for the fiscal year ended February 28, 2010.

We believe the following are our most critical accounting policies as they require our more significant judgments in the preparation of our financial statements.

Revenue recognition.  We record all of our product sales net of allowances for returns, product rebates, sales credits, and market development funds.  We recognize revenue when there is persuasive evidence of an arrangement, product shipment by a common carrier has occurred, risk of loss has passed, the terms are fixed and collection is probable.  We generally use customer purchase orders and/or contracts as evidence of an arrangement and the underlying payment terms to determine if the sales price is fixed.  We also purchase credit insurance for the majority of our accounts.

We offer certain customers limited product return rights.  To estimate reserves for future sales returns, we regularly review our history of actual returns and monitor the inventory levels of our customers.  Reserves for future returns are adjusted as necessary, based on returns experience, future expectations and communication with our customers.

Probability of collection is assessed for each customer as it is subjected to a credit review process that evaluates its financial position, ability to pay, and the potential coverage by our credit insurer.  If it is determined from the outset of an arrangement that collection is not probable, the customer is required to pay cash in advance of shipment.  We provide for price protection credits on a case-by-case basis after assessing the market competition and product technology obsolescence.  These credits are recorded as a reduction to revenue at the time we reduce the product prices.

Marketing cooperative arrangements.  We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria.  In certain arrangements, we record advertising costs meeting specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.  For those reimbursements that do not meet the criteria for advertising costs, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Product warranties.  We offer our customers warranties on certain products sold to them.  These warranties typically provide for the replacement of its products if they are found to be faulty within a specified period.  Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold.  The provision is adjusted periodically based on historical and anticipated experience.  Actual expense of replacing faulty products under warranty, including parts and labor, are charged to this provision when incurred.

Inventory.  Inventory is valued at the lower of cost or market value with cost being valued using the average cost method.  Inventory consists of raw materials, work in progress and finished goods.  We write down inventory for slow moving and obsolete inventory based on assessments of future demands and market conditions.

Income taxes.  We account for income taxes using an asset and liability approach, which requires us to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial information’s carrying amounts and tax basis of assets and liabilities using the enacted tax rates.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.  Our Canadian subsidiary pays taxes in Canada.  We do not file consolidated tax returns.

Goodwill and Other Intangibles.  We review goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable.

There are two steps in assessing whether impairment of goodwill and other indefinite lived intangible assets has occurred  The first step compares the carrying amount of the net assets (including goodwill), to the reporting unit’s fair value (OCZ comprises a single reporting unit).  If OCZ’s fair value exceeds the carrying amount of OCZ’s net assets, goodwill is not considered to be impaired and the second step of the impairment test is not required.  If the carrying amount of OCZ’s net assets exceeds OCZ’s fair value, the second step of the impairment test is undertaken to measure the amount of impairment loss, if any.  In determining OCZ’s fair value consideration is first given to quoted market prices of OCZ’s stock and, where this is not available, the estimate of OCZ’s fair value will be based upon the best information available and consideration of other valuation techniques.  The second step, if necessary, is used the measure the amount of impairment loss by comparing the implied fair value of OCZ’s goodwill with the carrying amount of that goodwill.  An impairment loss is recognized to the extent the carrying amount of OCZ’s goodwill exceeds the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating OCZ’s fair value in a manner similar to a purchase price allocation in a business combination.  The residual fair value after this allocation is OCZ’s implied fair value of goodwill.

Once a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be the new accounting basis and there is no subsequent reversal of previously recognized goodwill impairment loss in future years.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.

Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal year ended February 28, 2010, did not result in an impairment charge with respect to our acquisition of the assets of PC Power & Cooling in 2007 since the fair values exceeded the carrying values by amounts of 5% to 40%, nor did we record any goodwill or intangible asset impairments in prior fiscal periods.  We stopped the manufacture and sale of certain Hypersonic PC products which were purchased in 2007.  Therefore, all goodwill related to that acquisition was deemed fully impaired and written off.

Stock-based compensation.

On January 1, 2006 we adopted FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock-Based Compensation using the modified prospective application method.  Under this method, compensation cost recognized for the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Since our stock-based compensation plan was established in December 2004, all options have been issued at or above the estimated fair market value so that there is no intrinsic value to be expensed.  Stock based compensation charged to expenses was $663,000, $877,000 and $722,000 for the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.  As of our fiscal year ended February 28, 2010, compensation costs related to non vested awards amounted to approximately $1.3 million and will be recognized in the periods to February 29, 2014 over a weighted average term of 15.5 months.

The fair value of options grants was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Expected dividend	0%	0%	0%
Risk free interest rate	2.0%	2.8%	4.7%
Expected volatility	0.58	0.40	0.37
Expected life (in years)	4.28	4.24	4.28

New Accounting Pronouncements

In June 2009, the FASB issued the Accounting Standards Codification ("Codification"), which became the single source of authoritative non-governmental Generally Accepted Accounting Principles.  The Codification does not change Generally Accepted Accounting Principles, but instead introduces a new structure that combines all authoritative standards into a  comprehensive, topically-organized online database.  All references to the authoritative accounting literature in our financial statements are referenced in accordance with the Codification.  There were no material changes to the financial statements as a result of implementing the Codification.

In May 2009, we adopted FASB ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The statement was effective for OCZ during the fiscal year ended February 28, 2010.

In February 2010, the FASB issued a new accounting standards update that eliminated the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated in its financial statement disclosures.  This new accounting standards update is effective upon release.  The adoption of the new accounting standards update did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

In January 2010, the FASB issued a new accounting standards update for fair value measurements and disclosures.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers.  A reporting entity should separately disclose information about purchases, sales, issuances and settlements for Level 3 reconciliation disclosures.  The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Although the functional currency of our foreign offices is their local currency, we bill almost all of our sales for our products in U.S. dollars.  Accordingly, our results of operations and cash flows are subject to a limited extent to fluctuations due to changes in foreign currency exchange rates.  In the event our foreign sales and expenses increase, and we also increase our sales denominated in currencies other than U.S. dollars, our operating results may be more affected by fluctuations in the exchange rates of other currencies.  The volatility of applicable rates is dependent on many factors that we cannot forecast with reliable accuracy.  At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates.  However, because our interest income historically has been negligible, we believe that there is no material risk of exposure.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OCZ Technology Group, Inc.

We have audited the accompanying consolidated balance sheet of OCZ Technology Group, Inc. and Subsidiaries (the “Company”) as of February 28, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2010, and the consolidated results of their operations and  their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

Sherman Oaks, California
May 20, 2010

Report of the Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
OCZ Technology Group, Inc.

We have audited the accompanying consolidated balance sheet of OCZ Technology Group Inc (“OCZ”) as of February 28, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the 12 months ended February 28, 2009 and 12 months ended February 29, 2008.  These financial statements and financial statement schedule are the responsibility of our management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCZ as of February 28, 2009, and the consolidated results of its operations and its cash flows for the 12 months ended February 28, 2009 and 12 months ended February 29, 2008, in conformity with U.S. generally accepted accounting principles.

Horwath Clark Whitehill LLP
London, United Kingdom
May 1, 2009

OCZ technology Group, Inc.
Consolidated Statements of Operations
($ in thousands, expect for per share data)

	Year Ended February 28/29
	2010	2009	2008

Net revenues	$143,959	$155,982	$118,352
Cost of revenues	125,303	136,191	95,419
Gross profit	18,656	19,791	22,933

Sales and marketing	10,249	11,401	9,125
Research and development	5,331	2,575	1,570
General, administrative and operations	14,711	16,709	11,704
Impairment of goodwill and intangible assets	911	-	-
Total operating expenses	31,202	30,685	22,399
Operating income (loss)	(12,546)	(10,894)	534
Other income (expense) - net	727	(169)	256
Interest and financing costs	(1,716)	(600)	(289)
Income (loss) before income taxes	(13,535)	(11,663)	501

Income tax expense (benefit)	(1)	61	(936)
Net income (loss)	$(13,534)	$(11,724)	$1,437

Net income (loss) per share:
Basic	$(0.64)	$(0.56)	$0.07
Diluted	$(0.64)	$(0.56)	$0.07

Shares used in per share computation:

Basic	21,300	21,000	19,800
Diluted	21,300	21,000	20,400

See accompanying notes to the Consolidated Financial Statements.

OCZ technology Group, Inc.
Consolidated Balance Sheets
($ in thousands)

	February 28, 2010	February 28, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,224	$420
Accounts receivable, net of allowances of $2,853 and $2,279	20,380	23,995
Inventory, net	9,846	16,787
Note receivable	375	-
Deferred tax asset, net	836	836
Prepaid expenses and other assets	1,811	2,112
Total current assets	34,472	44,150
Property and equipment, net	2,629	2,855
Intangible assets	88	268
Goodwill	9,954	10,342
Investment	668	-
Other assets	38	88
Total assets	$47,849	$57,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable	$10,354	$9,435
Notes payable	500	200
Accounts payable	26,318	25,394
Accrued and other liabilities	4,389	3,751
Total liabilities	41,561	38,780

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0025 par value; 20,000,000 shares authorized, 60,990 shares issued and outstanding as of February 28, 2010 (none at February 28, 2009)	-	-
Common stock, $0.0025 par value; 120,000,000 shares authorized, 21,278,643 shares issued and outstanding as of February 28, 2010 and 100,000,000 shares authorized, 21,278,643 shares issued and outstanding as of February 28, 2009	53	53
Additional paid-in capital	31,862	30,911
Accumulated translation adjustment	(164)	(112)
Accumulated deficit	(25,463)	(11,929)
Total stockholders' equity	6,288	18,923
Total liabilities and stockholders' equity	$47,849	$57,703

See accompanying notes to the Consolidated Financial Statements.

OCZ technology Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Loss
($ and shares in thousands)

	Preferred Stock		Common Stock
	Shares Number	Shares Amount	Shares Number	Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

As at March 1, 2007	-	$-	17,405	$44	$11,108	$(135)	$(1,642)	$9,375
Components of comprehensive income:
Net income	-	-	-	-	-	-	1,437	1,437
Foreign currency translation adjustment	-	-	-	-	-	290	-	290
Total comprehensive income						155	(205)	1,727
Issuance of common stock for acquisition	-	-	249	1	1,975	-	-	1,976
Issuance of common stock	-	-	2,651	6	15,251	-	-	15,257
Capitalization of promissory note	-	-	232	-	500	-	-	500
Exercise of stock options and warrants	-	-	328	1	235	-	-	236
Stock based compensation	-	-	-	-	772	-	-	772
Tax effect of stock based compensation	-	-	-	-	(45)	-	-	(45)
As at February 29, 2008	-	-	20,865	52	29,796	155	(205)	29,798
Components of comprehensive income:
Net Loss	-	-	-	-	-	-	(11,724)	(11,724)
Foreign currency translation adjustment	-	-	-	-	-	(267)	-	(267)
Total comprehensive income						(112)	(11,929)	(11,991)
Exercise of stock options	-	-	74	-	35	-	-	35
Capitalization of promissory note	-	-	339	1	199	-	-	200
Stock based compensation	-	-	-	-	877	-	-	877
Tax effect of stock based compensation	-	-	-	-	4	-	-	4
As at February 28, 2009	-	-	21,278	53	30,911	(112)	(11,929)	18,923
Components of comprehensive income:
Net Loss	-	-	-	-	-	-	(13,534)	(13,534)
Foreign currency translation adjustment	-	-	-	-	-	(52)		(52)
Total comprehensive income						(164)	(25,463)	(13,586)
Adjustment of exercise of stock options	-	-	-	-	7	-	-	7
Issuance of preferred stock	61	-	-	-	281	-	-	281
Stock based compensation	-	-	-	-	663	-	-	663
As at February 28, 2010	61	$-	21,278	$53	$31,862	$(164)	$(25,463)	$6,288
See accompanying notes to the Consolidated Financial Statements.

OCZ technology Group, Inc.
Consolidated Statements of Cash Flow
($ in thousands)

	Year Ended February 28/29
	2010	2009	2008

Cash flows from operating activities:

Net income (loss)	$(13,534)	$(11,724)	$1,437
Adjustments to reconcile net income/(loss) to net cash flows from operating activities:
Depreciation of property and equipment	1,009	744	468
Amortization of intangibles	111	112	56
Impairment of goodwill and intangible assets	911	-	-
Bad debt expense	644	1,410	299
Stock-based compensation	663	877	772
Non-cash write-off of leasehold improvements	104	-	-
Non-cash gain on disposition of product line	(668)	-	-
Changes in operating assets and current liabilities:
Accounts receivable	2,971	(4,925)	(7,726)
Inventory	6,566	(1,960)	(10,550)
Prepaid expenses and other assets	301	974	(2,142)
Accounts payable	924	12,361	7,637
Deferred tax asset, net			(716)
Accrued and other liabilities	638	1,110	519
Net cash provided by (used in) operating activities	640	(1,021)	(9,946)

Cash flows from investing activities:
Purchases of property and equipment	(887)	(1,659)	(1,546)
Decrease (increase) in deposits	50	(23)	44
Business acquisition earn out payments	(454)	(553)	(7,729)
Net cash used in investing activities	1,291	(2,235)	(9,231)

Cash flows from financing activities:
Issuance of common stock	7	238	15,499
Issuance of preferred stock	281	-	-
Proceeds from bank loan, net	919	2,536	3,869
Proceeds from shareholder loan	500	-	-
Proceeds from (repayment of) notes payable	(200)	(375)	575
Net cash provided by financing activities	1,507	2,399	19,943
Effect of foreign exchange rate changes on cash and cash equivalents	(52)	(267)	388
Net increase (decrease) in cash and cash equivalents	804	(1,124)	1,154
Cash and cash equivalents at beginning of period	420	1,544	390
Cash and cash equivalents at end of period	$1,224	$420	$1,544
Supplemental disclosures:
Interest paid	$823	$593	$285
Income taxes paid	$-	$60	$-

Supplemental disclosures of non-cash investing activities:

In August 2009, OCZ received a note receivable and recorded an investment for preferred stock received related to the sale of various tangible and intangible property.  In connection with this transaction, OCZ recorded a note receivable in the amount of $375,000 and recorded an investment in the amount of $668,000 in the accompanying consolidated balance sheet.

See accompanying notes to the Consolidated Financial Statements.

 OCZ Technology Group, Inc. Notes to Consolidated Financial Statements

1.	History

OCZ Technology Group, Inc. a Delaware Corporation and Subsidiaries (“OCZ”) develops, produces, and distributes high-performance computer components including flash memory storage, memory modules, thermal management solutions and computer power supplies, designed to make computers run faster, more reliably and more efficiently.  During 2007, OCZ acquired the assets of two companies in order to further diversify its product offerings:  PC Power and Cooling, Inc., a leading brand of power supplies and Silicon Data Inc., doing business as Hypersonic PC Systems, a manufacturer of high performance laptop and desktop computer systems.  In February 2010, OCZ divested certain Hypersonic PC Systems product lines.

OCZ’s wholly owned subsidiaries include OCZ Canada and OCZ Ireland Technology Limited (“OCZ Ireland”).  On September 30, 2009, OCZ amended its certificate of incorporation to, among other matters, affect a 1 for 2.5 reverse stock split.  All references to share and per share amounts have been retrospectively restated to reflect this amendment.

Under the terms of our certificate of incorporation with respect to our Series A preferred stock, each share of Series A preferred stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of our common shares on a public stock exchange, including OTCBB (“Mandatory Conversion”).  The trading of our common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010.  The number of shares of our common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows:  If the sixty (60) day per share average closing price of our common stock on such public stock exchange (the “60 Day Average”) is between $3.00 and $5.00, then the Denominator Price will be the 60 Day Average.  Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of our Series A preferred stock were converted into 62,733 shares of our common stock, and warrants to purchase 140,520 shares of our Series A preferred stock were converted into warrants to purchase 144,541 shares of our common stock.

2.	Summary of significant accounting policies

Basis of preparation

OCZ’s financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”).  The significant accounting policies used in the preparation of the financial statements are summarized below.

Change of year end

Effective March 1, 2007, OCZ changed its financial year end from a calendar year to a year ended February 28/29 in order to better conform to its natural business cycle.

Principles of consolidation

The consolidated financial statements include the financial statements of OCZ and its subsidiaries, OCZ Canada and OCZ Ireland.  All material intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of these financial statements requires OCZ to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.

On an ongoing basis, OCZ evaluates its estimates, including, among others, those related to bad debts and allowances, inventories and related reserves, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation.  OCZ bases its estimates on historical experience and on other assumptions that OCZ believes are reasonable under the circumstances, the results of which form the basis for OCZ’s judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Estimates have historically approximated actual results.  However, future results will differ from these estimates under different assumptions and conditions.

Cash equivalents

For the purposes of the statement of cash flows, OCZ considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of credit risks

Financial instruments which potentially subject OCZ to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  OCZ maintains credit insurance on the majority of its receivables.  During the periods presented herein OCZ had deposits in banks in excess of the Federal Deposit Insurance Corporation insurance limit.  OCZ has not experienced any losses in such accounts, and does not believe it is exposed to any significant risk on trade receivables, cash and cash equivalents.

Comprehensive income

Comprehensive income consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of foreign currency translation adjustments, which are also recognized as a separate component of stockholders’ equity.

Trade accounts receivable and allowance for doubtful accounts

Accounts receivable is stated at the net amount which management expects to collect after providing allowances for doubtful accounts, sales payments and sales credits based on an evaluation of a customer’s specific financial situation.  These allowances amounted to approximately $2.9 million as of February 28, 2010 and $2.3 million as of February 28, 2009 (see also Note 14). Historically, OCZ has not charged interest on past due accounts.

On August 31, 2009, OCZ was issued notes receivable related to the sale of various tangible and intangible property. Notes receivable are stated at the net amount which management expects to collect after providing a valuation allowance. Based upon management's assessment of the note holder's ability to repay the note, OCZ has not recorded a valuation allowance as of February 28, 2010.

Inventory

Inventory is valued at the lower of cost or market with cost determined using the average cost method.  Inventory consists of raw materials, work in progress and finished goods.

OCZ writes down inventory for slow moving and obsolete inventory based on assessments of future demands and market conditions as well as the condition of product on hand.

Property and equipment

Property and equipment are carried at cost, net of accumulated depreciation.  The cost of maintenance and repairs is expensed as incurred.  Depreciation of property and equipment is provided using the straight line method over the estimated useful lives of the assets as follows:

Vehicles	3 years
Furniture and fixtures	3 — 5 years
Equipment	3 — 5 years
Leasehold improvements	Shorter of term of lease or asset life

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable tangible and intangible net assets acquired in business acquisitions.  Goodwill is reviewed at least annually for impairment as of the last day of February, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with ASC Topic 350, Intangible – Goodwill and Other.  The brand name intangible assets are being amortized over a 4-year period.  Subsequent payments made for any contingent consideration are charged to goodwill if the acquisition was made prior to our fiscal year ended February 28, 2010, in accordance with the December 2007 revisions to SFAS No. 141 (ASC Topic 805).  For tax purposes, goodwill is deductible over a 15-year period.

In accordance with the provisions of ASC Topic 805, Business Combinations, OCZ allocates the purchase price to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development based on its estimated fair values.  Management makes significant estimates and assumptions, which are believed to be reasonable, in determining the fair values of certain assets acquired and liabilities assumed, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.  Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from product sales, customer relationships, acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, expected life of the core technology and discount rates.  Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Impairment of long-lived assets

OCZ reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not become recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, OCZ recognizes an impairment loss based on the estimated fair value of the asset.

Income taxes

Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of OCZ’s assets and liabilities.  If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. It is management's policy to recognize interest and penalties related to tax uncertainties to income tax expense. OCZ has no amounts accrued for interest or penalties as of February 28, 2010 and does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

OCZ Canada pays taxes in Canada.  OCZ does not file consolidated tax returns.

All tax periods after our fiscal year ended December 31, 2005 remain open and subject to audit by the IRS and the State of California.

Fair value of financial instruments

OCZ’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, goodwill and intangible assets, notes receivable, investment, accounts payable and bank loans and factoring arrangements.  The carrying values of these financial instruments approximate fair value as they are short-term to mature.

In September 2006, FASB issued FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

▪	Level 1: Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

▪
Level 2: Financial assets and liabilities whose values are based onquoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

▪	Level 3: Financial assets and liabilities whose values are based onprices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

	Level I	Level II	Level III
Note Receivable	-	-	$635,000
Investment	-	-	$408,000

OCZ’s value assigned to the note receivable and investment are based on amounts determined in conjunction with the sale of various tangible and intangible assets.

Revenue recognition

OCZ records all of our product sales net of allowances for returns, product rebates, sales credits, and market development funds.  Revenue is recognized when there is persuasive evidence of an arrangement, product shipment by a common carrier has occurred, risk of loss has passed, the terms are fixed and collection is probable.  OCZ generally uses customer purchase orders and/or contracts as evidence of an arrangement and the underlying payment terms to determine if the sales price is fixed.  OCZ also purchases credit insurance for the majority of its accounts.

Probability of collection is assessed for each customer as it is subjected to a credit review process that evaluates its financial position, ability to pay, and the potential coverage by our credit insurer.  If it is determined from the outset of an arrangement that collection is not probable, the customer is required to pay cash in advance of shipment.  We provide for price protection credits on a case-by-case basis after assessing the market competition and product technology obsolescence.  These credits are recorded as a reduction to revenue at the time we reduce the product prices.

Deferred income

We offer terms to certain customers which defer recognition of a sale transaction until such time that our customer sells the product to its customers.  As of our fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, OCZ shipped merchandise totaling $453,000, $452,800 and $325,000, respectively, to a certain customer under such arrangement.  The sales and related cost of sales have been removed from the financial statements and the income shown as deferred margin.  Deferred margin as of our fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 was $95,000, $167,000 and $92,000, respectively; which are included in accrued and other liabilities.

Marketing cooperative arrangements

We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria.  In certain arrangements, we record advertising costs meeting specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.  For those reimbursements that do not meet the criteria for advertising costs, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Research and development costs

Costs of researching and developing new technology or significantly altering existing technology are expensed as incurred.

Shipping and handling

Historically, amounts billed to customers for shipping and handling have been de minimus.  For the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 these amounts were $133,000, $223,000 and $129,000, respectively and were accounted for as a reduction in general, administrative and operations expense.

Advertising

Advertising costs are expensed as incurred and in the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 were $3 million, $2.8 million and $2.4 million, respectively.  Advertising costs are included in sales and marketing expense.

Foreign currency translation

All of OCZ’s sales are invoiced in U.S. dollars.

The accounts of OCZ’s operations in Canada are maintained in Canadian dollars.  All of OCZ’s other accounts are maintained in US dollars.  Assets and liabilities are translated into US dollars at rates in effect at the balance sheet date.  Revenues, cost of sales and expenses are translated at weighted average rates during the reporting period.  Foreign currency transaction gains of approximately $111,000, $160,000 and $57,000 were included in other income or expense in the accompanying statement of operations for the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.

Product warranties

OCZ offers its customers warranties on certain products sold to them.  These warranties typically provide for the replacement of its products if they are found to be faulty within a specified period.  Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold.  The provision is adjusted periodically based on historical and anticipated experience.  Actual expense of replacing faulty products under warranty, including parts and labor, are charged to this provision when incurred.

Stock-based compensation

On January 1, 2006, OCZ adopted ASC Topic 718 using the modified prospective application method.  Under this method, compensation cost recognized includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.

OCZ uses the Black-Scholes model to determine the fair value of stock options on the date of grant and recognizes compensation expense for stock options on a straight-line basis over the period earned and vested.  Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense for restricted stock grants is recognized on a straight-line basis over the requisite service period.  In addition to the recognition of compensation expense, non-vested restricted stock grants are included in the diluted shares outstanding calculation.

The amount of compensation expense recognized using the Black-Scholes model requires OCZ to exercise judgment and make assumptions relating to the factors that determine the fair value of its stock option grants.  The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility and the expected term of the option and the risk-free interest rate of the option.  The expected term and expected future volatility of the options require judgment.  In addition, OCZ is required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest.  OCZ estimates the forfeiture rate based on historical experience and to the extent its actual forfeiture rate is different from its estimate, share-based compensation expense is adjusted accordingly.

Since OCZ’s stock-based compensation plan was established in December 2004, all options have been issued at or above the estimated fair market value so that there is no intrinsic value to be expensed.  Stock based compensation charged to expenses was $663,000, $877,000 and $772,000 for the fiscal years ending February 28, 2010, February 28, 2009 and February 29, 2008, respectively.  As of our fiscal year ended February 28, 2010, compensation costs related to non vested options amounted to approximately $1.3 million and will be recognized in the periods to February 29, 2014 over a weighted average term of 15.5 months.

The fair value of options grants was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Expected dividend	0%	0%	0%
Risk free interest rate	2.0%	2.8%	4.7%
Expected volatility	0.58	0.40	0.37
Expected life (in years)	4.28	4.24	4.28

3.	Recent accounting pronouncements

Recent accounting pronouncements which are deemed relevant to OCZ’s operations included:

In June 2009, the FASB issued the Accounting Standards Codification ("Codification"), which became the single source of authoritative non-governmental Generally Accepted Accounting Principles.  The Codification does not change Generally Accepted Accounting Principles, but instead introduces a new structure that combines all authoritative standards into a  comprehensive, topically-organized online database.  All references to the authoritative accounting literature in our financial statements are referenced in accordance with the Codification.  There were no material changes to the financial statements as a result of implementing the Codification.

In May 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The statement was effective for OCZ during the fiscal year ended February 28, 2010.

In February 2010, the FASB issued a new accounting standards update that eliminated the requirement for an entity that is an SEC filer to disclose the date through which subsequent events have been evaluated in its financial statement disclosures.  This new accounting standards update is effective upon release.  The adoption of the new accounting standards update did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

In January 2010, the FASB issued a new accounting standards update for fair value measurements and disclosures.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers.  A reporting entity should separately disclose information about purchases, sales, issuances and settlements for Level 3 reconciliation disclosures.  The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update are not expected to have a material impact on our consolidated results of operations, financial condition or financial disclosures.

4.	Inventory

Inventory consists of the following:

	February 28, 2010 (’000)	February 28, 2009 (’000)
Raw materials	$3,246	$5,484
Work in progress	5,319	5,972
Finished goods	1,281	5,331
	$9,846	$16,787

5.	Property and equipment

Net property and equipment consists of the following:

	February 28, 2010 (’000)	February 28, 2009 (’000)
Vehicles	$135	$135
Furniture and fixtures	38	154
Equipment	4,471	3,689
Leasehold Improvements	439	414
	5,083	4,392
Less: accumulated depreciation	(2,454)	(1,537)
	$2,629	$2,855

Depreciation expense for the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 amounted to $1.0 million, $744,000 and $468,000, respectively.

6.	Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable tangible and intangible net assets acquired in business acquisitions.

An impairment loss would be recognized to the extent that the carrying amount exceeds the implied fair value of the goodwill.  This is determined in a two step process.

The first step compares the carrying amount of the net assets (including goodwill) of the reporting unit to its fair value.  If fair value exceeds the carrying amount of net assets, goodwill is not considered to be impaired and the second step of the impairment test is not required.  If the carrying amount of net assets exceeds the reporting unit’s fair value, the second step of the impairment test is undertaken to measure the amount of impairment loss, if any.  In determining fair value, consideration is first given to quoted market prices of OCZ’s stock and where this is not available the estimate of fair value will be based upon the best information available and consideration of other valuation techniques.

The second step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  An impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating fair value in a manner similar to a purchase price allocation applied in a business combination.  The residual fair value after this allocation is the implied fair value of goodwill.

Once a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be the new accounting basis and there is no subsequent reversal of previously recognized goodwill impairment loss in future years.

During the year ended February 28, 2010, OCZ has recorded a $911,000 charge for impairment of goodwill and other intangibles.  In February 2010, OCZ stopped the manufacture and sale of certain Hypersonic PC Systems products.  As a result, the goodwill recorded from that acquisition was determined to be fully impaired and all remaining goodwill from the Hypersonic PC Systems acquisition was written off.

Changes in the carrying amount in goodwill and other intangible assets are summarized as follows:

	Goodwill (’000)	Other Intangible assets (’000)
Cost
As at February 29, 2008	$9,789	$446
Additions during the period for Goodwill contingent payment	553	—
As at February 28, 2009	10,342	446
Additions during the period for Goodwill contingent payment	454	—
As at February 28, 2010	$10,796	$446

Accumulated Amortization/Impairment
As at February 29, 2008	$—	$66
Amortization for the period	—	112
As at February 28, 2009	—	178
Amortization for the period	—	111
Impairment	842	69
As at February 28, 2010	$842	$358

Net carrying value
As at February 28, 2009	$10,342	$268
As at February 28, 2010	$9,954	$88

Other intangible assets

Intangible assets totaling $446,000 ($280,000 PC Power and Cooling, Inc., and $166,000 Silicon Data Inc., doing business as Hypersonic PC Systems) allocated to trade name and trade marks from the above acquisitions are being amortized over 48 months on a straight-line basis.  The remaining balance of intangible assets relating to the acquisition of the Hypersonic PC Systems assets was written off as of February 28, 2010.  Amortization expense during the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008 was $180,000, $112,000 and $66,000, respectively.

The expected amortization for the future periods is as follows:

Fiscal years ending February 28,
2011	$70,000
2012	17,500
$87,500

7.	Accrued expenses

Accrued expenses consist of the following:

	February 28, 2010 (’000)	February 28, 2009 (’000)
Professional fees	$230	$198
Interest expense	50	21
Mail in rebate provision	544	529
Sales marketing program	741	763
Employee related payments	522	392
Product warranty provision	289	109
Uninvoiced goods and services	1,196	1,055
Other liabilities	817	684
	$4,389	$3,751

8.	Commitments and contingencies

Lease commitments.

OCZ and its subsidiaries lease office and warehouse facilities under lease terms expiring at various dates through 2013.  Rent expense amounted to $783,000, $1.2 million, and $811,000 in the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively.  As our fiscal year ended February 28, 2010, the future minimum payments due under these non cancellable lease agreements are as follows:

Fiscal years ending February 28/29	(’000)
2011	$668
2012	343
2013	13
$1,024

Contingencies.

In 2009, we received inquiries from the U.S. Department of Commerce and the Federal Bureau of Investigation regarding the potential re-export of our products from the United Arab Emirates into Iran.  We consequently launched an internal investigation performed by outside counsel.  The investigation concluded that while between 2004 and 2008, we maintained a relationship with a distributor in the United Arab Emirates, we have not found any specific facts confirming these suspicions or any information about when such re-exports would have occurred or who may have received the products.  However, we did provide approximately $500 in sales support materials to the distributor in connection with a sales presentation in Iran.  We have terminated our relationship with this distributor.

The investigation separately discovered that in 2007 and 2008, in a total of three instances, we sent one of our high speed Reaper memory module products free of charge as either samples or replacement parts to individuals in Iran and an individual who claimed an address in Cuba but subsequently changed the address to one in Mexico.

We also have received information that a distributor in Lebanon to whom we sold Neural Impulse Actuators September 2008 may have re-exported one of these units into Syria and in general was interested in distributing our products in Syria, but we have not found specific facts confirming when such re-export would have occurred or who may have received the product.  We have terminated our relationship with this distributor.

We have voluntarily disclosed these transactions to the U.S. Department of Commerce and the U.S. Department of the Treasury and have cooperated fully with requests for information from these entities as well as the Federal Bureau of Investigation.  Should the U.S. government allege that we have violated the Iranian Transaction Regulations and/or Export Administration Regulations, the maximum fine for each violation that we could be subject to would be the greater of $250,000 or two times the value of the illegal transaction.  Based on the list price of the products in question, we believe the maximum fine per violation would be $250,000.  We believe, however, there is a good faith basis for leniency if any fines are assessed, given the relatively small number of units and revenue at issue, our full cooperation with the U.S. government and our immediate attention to rectifying the underlying causes of the problems.  As a result of the discovery of these events, we have implemented more stringent export control procedures to prevent inadvertent transfers and retransfers to sanctioned countries. At this time, we cannot determine an estimated cost, or range of costs, that may be incurred upon resolution of this matter.  Accordingly, no provision has been provided for this matter.

9.	Bank loan and notes payable

In November 2007, OCZ obtained a bank line of credit facility in the initial amount of $10 million which was subsequently increased to $12 million during 2008.  The bank has essentially all OCZ’s assets as collateral and requires periodic operational reporting in lieu of any financial covenants other than tangible net worth as defined.  In February 2009, in connection with the execution of an Amendment, the line of credit was reduced to $10 million because OCZ was not in compliance with 2 financial covenants that the bank waived.

In order to replace the SVB credit facility, in July 2009, OCZ entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which OCZ may factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009, OCZ entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all its domestic receivables up to $10 million in the aggregate.  The SVB Loan Agreement also capped the aggregate debt under both Factoring Loan Agreements to $14 million until May 10, 2010 at which time the $14 million cap was increased to $17.5 million.  Under the Factoring Loan Agreements, OCZ has guaranteed its obligations thereunder and has pledged substantially all of its assets as security.  As of February 28, 2010, the outstanding loan balances under the Factoring Loan Agreement were $10.4 million in the aggregate.

Under the SVB Agreement, OCZ can borrow an amount up to 75% of the value of its approved factored customer invoices.  Interest is payable monthly on the aggregate of the face amounts of the unpaid factored customer invoices each month.  SVB also charges a monthly collateral handling fee based upon the unpaid factored customer invoices each month.  The rate of interest and the amount of the collateral handling fee is dependent upon our Quick Ratio which is defined for this purpose as OCZ’s cash, marketable securities and accounts receivable divided by our current liabilities.  If OCZ’s Quick Ratio is greater than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.25% per annum and the collateral handling fee is 0.10%.  If OCZ Quick Ratio is less than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.75% per annum and the collateral handling fee is 0.45%.  The SVB Agreement requires that OCZ maintain a minimum Quick Ratio of at least 0.50:1.00.  Receivables are subject to recourse in the event of nonpayment by the customer. At February 28, 2010, there were no material recourse accounts receivable.

Under the FGI Agreement, OCZ can borrow an amount up to 75% of the value of its approved factored customer invoices.  Interest is payable each month on the aggregate of the face amounts of the unpaid factored customer invoices at a rate greater of 8.00% per annum or 3.00% above the rate of interest designated by FGI as its selected “Prime Rate” or “Base Rate”, as the case may be (currently based upon the Wall Street Journal, Money Rates Section).  Additionally, FGI charges a collateral management fee equal to 0.58% of the average monthly balance of the face amount of the outstanding unpaid factored customer invoices.  If OCZ fails to maintain minimum monthly borrowings of at least $2.5 million FGI will assess a deficiency charge in an amount equal to charges that would apply had we maintained a $2.5 million borrowing minimum for the applicable month less the actual charges paid for such month.  FGI has the option under the FGI Agreement of buying customer invoices without recourse.  To date, FGI has not done so and OCZ doesn’t anticipate that it will do so.  Receivables are subject to recourse in the event of nonpayment by the customer.

In order to provide some bridge financing as these new financing arrangements were established, in August 2009  OCZ borrowed $500,000 from our Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan is repayable in equal installments in February 2010 and September 2010.  Even though the principal amount of $250,000 was due in February, Mr. Petersen waived payment until April 2010, at which time he was paid the $250,000 principal amount plus interest accrued through April 2010.  OCZ also has notes payable in connection with the 2007 acquisitions described in Note 1 which bear interest at 6%.  The amounts outstanding were $575,000 as of our fiscal year ended February 29, 2008 and $200,000 as of our fiscal year ended February 28, 2009.  The $200,000 acquisition related note outstanding at February 2009 was repaid in September 2009.

10.	Stockholders’ Equity

(The numbers of shares and their prices have been adjusted to reflect the 1 for 2.5 stock reverse split that took place in September 2009).

In November 2008, OCZ issued 339,200 shares as part of a capitalization of $200,000 of an acquisition related note in favor of Douglas A. Dodson.

During the quarter ended November 30, 2009, the Board of Directors granted options to purchase an aggregate of 1,630,400 shares of OCZ’s common stock under OCZ’s stock option plan with the exercise price of $1.28 per share. These options were granted in reliance on Rule 701 of the Securities Act

During the fiscal year ended February 28, 2010, OCZ issued 60,990 shares of its Series A preferred stock at $5.00 per share, which were converted into 62,733 shares of common stock on May 4, 2010.  These shares were issued in reliance on Rule 506 of the Securities Act.  In addition, OCZ also issued warrants to purchase up to 140,520 shares of its Series A preferred stock at $5.00 per share, which warrants were converted, on May 4, 2010, into warrants to purchase 144,541 shares of common stock at $4.86 per share.  Such warrants were issued in reliance on Regulation S of the Securities Act.

During fiscal years ended February 28, 2009 and February 29, 2008, approximately 74,000 and 328,528 shares of common stock, respectively, were issued in connection with the exercise of stock options.  There were no stock option exercises during the fiscal year ended February 28, 2010.

As set forth in more detail in note 16 below, in March 2010, OCZ issued additional shares of common stock and warrants to certain investors.  In addition, OCZ granted options to purchase shares of its common stock under its stock option plan.

The following table summarizes shares outstanding for each of the three fiscal years ended February 28, 2010.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Shares outstanding, beginning	21,278	20,865	17,406
Weighted-average shares issued	-	135	2,394
Weighted-average shares, basic	21,278	21,000	19,800
Effect of dilutive stock options and warrants	-	-	600
Weighted-average shares, diluted	21,278	21,000	20,400

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

The following table summarizes option activity for each of the two fiscal years ended February 28, 2010.

		Number of			Weighted
	Shares	shares			Average
	available	under	Exercise	Total	exercise
	for grant	option	Price	$	price

Balance at March 1, 2008	465,062	2,047,663		$10,065,859	$4.92

Options granted (weighted average fair value of $0.37)	(525,600)	525,600	$0.40-$1.43	547,760	$1.05
Options exercised	—	(74,000)	$0.63	(46,250)	$0.63
Options forfeited	940,116	(940,116)	$0.63-$8.53	(4,912,033)	$5.23

Balance at February 28, 2009	879,578	1,559,147		$5,655,336	$3.63
New authorized	2,000,000	-	-	-	-
Options granted (weighted average fair value of $0.61)	(1,630,400)	1,630,400	$1.28	2,078,760	$1.28
Options exercised	—	—	—	—	—
Options forfeited	410,436	(410,436)	$0.42-$8.28	1,611,878	$3.93

Balance at February 28, 2010	1,659,614	2,779,111		$6,122,218	$2.20

The following table summarizes information about stock options outstanding and exercisable:

	February 28, 2010	February 28, 2009
Exercise price range	$0.40-$8.53	$0.40-$8.53
Shares outstanding	2,779,111	1,559,147
Weighted average exercise price	$2.20	$3.63
Weighted average contractual life	8.4 years	8.0 years
Shares exercisable	1,287,695	733,929
Weighted average exercise price	$2.76	$3.74
Weighted average contractual life	7.5 years	7.2 years

On April 20, 2008 options for 301,200 shares with exercise prices ranging from $4.18 to $8.53 were cancelled.  An equivalent number of share options, for non-senior management employees, were then re-granted with a three year vesting period and an exercise price of $1.05 which was the fair market value at date of grant.  Incremental compensation cost of the excess fair value of the replacement awards will be recognized over the three year term.

Warrants

We issued warrant instruments on April 28, 2006, June 12, 2006 and October 12, 2006 to John East & Partners Limited as part of fee arrangements relating to our initial and follow-on offerings on AIM and a previous private placement. The remaining warrants are convertible into an aggregate of 142,564 shares of our common stock, of which warrants to exercise 97,354 shares expire on September 16, 2013, and warrants to exercise the remaining shares expire on June 21, 2011. The exercise prices of the shares subject to warrants are 121.88 pence (approximately $1.75 at current exchange rates) for 45,210 shares, 162.50 pence (approximately $2.35 at current exchange rates) for 92,194 shares and 200.00 pence (approximately $2.90 at current exchange rates). The exercise prices are subject to appropriate adjustment in the event of stock splits or stock dividends, and the numbers presented in this paragraph have been adjusted to reflect the recent 1 for 2.5 reverse stock split.

We issued warrant instruments in January and February 2010 to various investors in connection with a lockup agreement. These warrants are convertible into an aggregate of 140,520 shares of our Series A preferred stock and expire between July 20 and August 24, 2010 (the "Series A Warrants") at the exercise price of $5.00 per share. On May 4, 2010, all of these warrants were converted into warrants to purchase 144,541 shares of common stock with an exercise price of $4.86 per share.

The following table summarizes warrant activity for each of the three fiscal years ended February 28, 2010.

				Weighted
				average
	Number	Exercise	Total	exercise
	of shares	price	$	price
Balance at March 1, 2008	142,564	$2.25-$3.90	398,428	$2.80
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants forfeited	—	—	—	—
Balance at February 28, 2009	142,564	$2.25-$3.90	398,428	$2.80
Warrants granted	140,520	$5.00	702,600	5.00
Warrants exercised	—	—	—	—
Warrants forfeited	—	—	—	—
Balance at February 28, 2010	283,084	$2.25-$5.00	$1,101,028	$3.89

11.	Employee savings and retirement plan

OCZ has a 401(k) plan, known as the “OCZ Pension Plan.”  Eligibility to participate in the plan is subject to certain minimum service requirements.  Employees may voluntarily contribute up to $16,500 per annum (or $22,000 for individuals over 50 years of age), being the IRS maximum and OCZ may make matching contributions as determined by the Board in a resolution on or before the end of the fiscal year.  Any contributions by OCZ are immediately 100% vested.  OCZ did not make any contributions in the fiscal years ended February 28, 2010, February 28, 2009 or February 29, 2008.

12.	Income taxes

Income/(loss) before income tax expense/(benefit) consists of the following:

	February 28,	February 28,	February 29,
	2010	2009	2008
	(’000)	(’000)	(’000)

Domestic	$(12,826)	$(11,091)	$426

International	(709)	(572)	75

	$(13,535)	$(11,663)	$501

The primary components of deferred income tax assets were as follows:

	February 28,	February 28,
	2010	2009
	(’000)	(’000)

Intangible assets	$162	$369

Temporary differences of accruals and allowances	3,595	2,850

Stock based compensation	203	(81)

Net operating loss carry forwards	6,339	2,513

State deferred tax effect on federal	(474)	(318)

Gross deferred tax assets	9,825	5,333

Valuation allowance	(8,989)	(4,497)

Net deferred tax assets	$836	$836

Reported as:
Current deferred tax assets	$836	$836
Non-current deferred tax assets	-	-
Net deferred tax assets	$836	$836

The provision for income taxes (benefit) consists of the following:

	February 28, 2010	February 28, 2009	February 29, 2008
	(’000)	(’000)	(’000)
Current:
Federal (provision)/benefit	$—	$—	$720
State (provision)/benefit	—	—	216
Foreign (provision)/benefit	1	(61)	-
	$1	$(61)	$936

OCZ evaluates the need for tax contingency reserves at the end of each financial reporting period.

For Federal and State income tax purposes, as of February 28, 2010, OCZ has approximately $17 million  and $6.2 million  for Federal and California State, respectively, of net operating loss carry-forwards available to offset future taxable income. Any unused Federal carry forwards will expire between 2027 and 2030 and any unused California State carry-forwards will expire between 2017 and 2019.

OCZ’s effective tax rate differed from the statutory federal income tax rate as shown in the following table:

	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
	(%)	(%)	(%)
Statutory federal income tax/(benefit) rate	(34)	(34)	34
State taxes, net of federal tax benefit	(5.8)	(5.8)	5.8
Depreciation & Amortizations	(2.0)	3.1	-
Valuation allowances	5.5	22.2	(25.7)
Stock based compensation	1.9	3.0	(81.2)
NOL not utilized (utilized)	27.6	20.5	(123.4)
Foreign tax differential	—	0.5	—
Other – net	6.8	(9.0)	3.7
Effective tax rate	—%	0.5%	(186.8)%

13.	Segment and geographic information

OCZ operates in a single industry segment and has three product groups comprised of memory processing, power supplies, and SSD/flash memory storage.

The following table sets forth the revenues for each of OCZ’s product groups for the years ended February 28, 2010, February 28, 2009 and February 29, 2008:

	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
	(’000)	(’000)	(’000)
Memory processing	$72,830	$100,956	$95,290
SSD/Flash memory storage	49,611	29,635	6,292
Power supplies	21,518	25,391	16,770
Total	$143,959	$155,982	$118,352

OCZ’s revenues by major geographic area (based on destination) were as follows:

	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
	($’000)	(’000)	(’000)
United States	$62,489	$60,428	$44,030
Canada	7,667	10,508	11,260
Europe/Middle East/Africa	56,535	74,699	57,500
Rest of World	17,268	10,347	5,562
Total	$143,959	$155,982	$118,352

During the fiscal years ended February 28, 2010, February 28, 2009 and February 29, 2008, sales to one customer represented 19%, 19% and 12%, respectively of net revenues and sales to another customer represented 8%, 8% and 7%, respectively, of net revenues.

14.	Accounts receivable allowances

The following table summarizes information about the allowances for accounts receivable:

($’000)	Beginning Balance of Doubtful Accounts	Additions Charged to Expense or Other Accounts	Write-offs	Ending Balance of Doubtful Accounts	Ending Balance of Other Allowances	Total Allowances for Accounts Receivable
Periods Ended:
Fiscal year ended February 29, 2008	$473	$299	$(510)	$262	$254	$516
Fiscal year ended February 28, 2009	$262	$1,410	(635)	$1,037	$1,242	$2,279
Fiscal year ended February 28, 2010	$1,037	$644	$(35)	$1,646	$1,207	$2,853

The other allowances category relates primarily to accruals for contractual sales credits to be deducted from future payments which are treated as reduction of revenue at the time of sale.

15.	Supplementary Financial Information – Quarterly Financial Data (unaudited)

The following table sets forth our quarterly consolidated statements of operations for each of the ten most recent quarters:

	February 28, 2010				February 28, 2009				February 29, 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
	Feb 28	Nov 30	Aug 31	May 31	Feb 28	Nov 30	Aug 31	May 31	Feb 29	Nov 30

Net revenues	$32,369	$38,024	$37,795	$35,771	$41,119	$35,230	$41,859	$37,774	$33,679	$33,346

Gross profit	2,243	6,457	6,261	3,695	6,750	338	5,905	6,798	6,839	5,217

Operating profit/(loss)	(5,995)	(1,050)	(1,301)	(4,200)	(373)	(9,046)	(1,625)	150	(120)	(350)

Earnings (loss) per share – basic	$(0.31)	$(0.05)	$(0.08)	$(0.20)	$(0.03)	$(0.46)	$(0.07)	$0.00	$0.01	$0.03

Earnings (loss) per share - diluted	$(0.31)	$(0.05)	$(0.08)	$(0.20)	$(0.03)	$(0.46)	$(0.07)	$0.00	$0.01	$0.03

16.	Subsequent Events

In March 2010, OCZ issued 5,151,662 shares of its common stock at $3.00 per share, and 29,710 shares of common stock in connection with certain services received.  OCZ also issued warrants to purchase up to 2,575,831 shares of its common stock at $5.25 per share.  In addition, OCZ issued a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, if such a warrant were exercised, the right to purchase up to 77,275 shares of its common stock at $5.25 per share.  All of these shares of common stock and warrants were issued in reliance on Rule 506, Regulation D, of the Securities Act.

In connection with OCZ’s March 23, 2010 fund raising, OCZ entered into a registration rights agreement which requires OCZ to file a registration statement with the SEC no later than May 21, 2010, to register 2,575,831 shares of its common stock and 5,151,662 shares of its common stock issuable upon exercise of certain warrants.

In April 2010, OCZ granted options to purchase an aggregate of 330,000 shares of its common stock under OCZ’s stock option plan with the exercise price of $4.35 per share, which was the fair market value per share on the date of grant.

In May 2010, all shares of our Series A preferred stock and all warrants to purchase shares of Series A preferred stock were converted into shares of common stock and warrants to purchase shares of common stock, respectively. Under the terms of our certificate of incorporation with respect to our Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of our common shares on a public stock exchange, including OTCBB (“Mandatory Conversion”). The trading of our common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010. The number of shares of our common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows: If the sixty (60) day per share average closing price of our common stock on such public stock exchange (the “60 Day Average”) is between $3.00 and $5.00, then the Denominator Price will be the 60 Day Average. Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of our Series A preferred stock were converted into 62,733 shares of our common stock, and warrants to purchase 140,520 shares of our Series A preferred stock were converted into warrants to purchase 144,541 shares of our common stock at $4.86 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant.  Effective April 5, 2010, our Audit Committee appointed Crowe Horwath LLP (“Crowe Horwath”), based in the United States, as our independent registered public accounting firm.  Crowe Horwath replaced Horwath Clark Whitehill LLP (“Horwath Clark Whitehill”), based in the United Kingdom, as our auditors.  Both Crowe Horwath and Horwath Clark Whitehill are members of Crowe Horwath International, an organization of independent accounting and management consulting firms.

The reports of Horwath Clark Whitehill on OCZ’s consolidated financial statements for each of the fiscal years ended February 28, 2009 and February 29, 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended February 28, 2009 and February 29, 2008 and the subsequent interim periods thereto, there were no disagreements with Horwath Clark Whitehill on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Horwath Clark Whitehill, would have caused Horwath Clark Whitehill to make reference to the subject matter of the disagreements in connection with its report for such fiscal years or interim periods; and there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended February 28, 2009 and February 29, 2008 and through the date hereof, neither we, and nor anyone acting on our behalf has consulted Crowe Horwath on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9A(t).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of our fiscal year ended February 28, 2010.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within OCZ have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events.  Projections of any evaluation of the effectiveness of controls in future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages, tenure with us, and positions of those persons who are our executive officers and directors.  Each director serves for a three-year term expiring at the annual meeting of stockholders in the year indicated in the section titled “Composition of the Board of Directors” below.
Name	Age	Position(s)	Director/Officer Since
Ryan M. Petersen	35	Chief Executive Officer and Director	2002
Kerry T. Smith	48	Chief Financial Officer and Director	2009
Alex Mei	34	Executive Vice President, Chief Marketing Officer	2004
Justin Shong	42	Senior Vice President of Sales	2007
Adam Epstein	44	Director	2010
Richard L. Hunter	57	Director	2010
Sunit Saxena[1]	51	Director	2010

Ryan M. Petersen has served as Chief Executive Officer and a member of our Board since founding OCZ in 2002.  Mr. Petersen is the inventor or co-inventor of much of our proprietary technology.  Our Board has concluded that Mr. Petersen should serve as a director based on his experience and insight as one of our founders and as our Chief Executive Officer.

Kerry T. Smith has served as our Chief Financial Officer and a member of our Board since March 2009.  Mr. Smith joined us in January 2009 as our Executive Vice President, Corporate Development and General Counsel.  Mr. Smith previously was a corporate and securities partner with the international law firm of DLA Piper (US) LLP from January 2006 until December 2008.  From April 2002 until January 2006, he was a corporate and securities partner with Pillsbury Winthrop Shaw and Pitman LLP.  Mr. Smith also spent several years in public accounting and holds a CPA certificate (inactive).  He is licensed to practice law in California and Illinois.  Mr. Smith holds a B.S. in Accountancy from the University of Illinois, Urbana-Champaign and a J.D. from Loyola University School of Law.  Our Board has concluded that Mr. Smith should serve as a director based upon his ability to offer the perspective of a practicing attorney and his public accounting experience.  Mr. Smith’s background brings knowledge of the legal and accounting frameworks in which public companies operate.

Alex Mei became our Executive Vice President and Chief Marketing Officer in February 2006 responsible for our branding, product launches, channel support, and public relations.  From October 2004 to February 2006, Mr. Mei served as our Senior Vice President of Marketing.  Mr. Mei also served as one of our directors from April 2007 to July 2009.  From 1999 to 2003, Mr. Mei served as global marketing manager of First International Computer Inc.  Mr. Mei holds a B.S. in Marketing Management from California Polytechnic State University, San Luis Obispo.

Justin Shong has served as our Senior Vice President of Sales since 2007.  Mr. Shong is responsible for developing sales strategies for the consumer and commercial markets, as well as providing leadership to global sales team.    From September 2005 to December 2007, he served as Vice President of Sales for GBH Communications, a leading video conferencing provider.  From August 2003 to September 2005, he was National Sales Manager at Acer America Corporation, a leading global PC manufacturer, and was responsible for all sales of Acer products into the U.S. market.  Prior to that, he served in various senior management and sales roles at companies such as Quantum3D, Savoir Technologies, Avnet, Synnex, SGI, and Western Micro Technologies.  Mr. Shong obtained his B.S. and M.B.A. degrees from Santa Clara University.

1  Mr. Sunit Saxena, who was appointed to serve as the Chairman of our Audit Committee on March 23, 2010, tendered his resignation from his position on May 6, 2010. Mr. Saxena resigned solely because Mr. Saxena and OCZ disagreed about the interpretation of prior discussions regarding the level of Mr. Saxena's compensation for his service to the Board. We intend to appoint a successor to Mr. Saxena to both the Board and our Audit Committee within the time frame required by The NASDAQ Capital Market rules.

Outside Directors

Adam Epstein is the founding principal of Third Creek Advisors, LLC (“TCA”), which acts as a special advisor to boards of small-cap companies in connection with corporate finance.  He has been with TCA since January 2010.  From 2003 to 2009, Mr. Epstein was a co-founder and principal at Enable Capital Management, LLC, an investment firm that provides growth financing to publicly-traded companies.  Mr. Epstein previously held managerial roles with Enable Capital, LLC, Surge Components, Inc., MailEncrypt, Inc., Tickets.com, Inc., and Achilles’ Wheels, Inc.  Mr. Epstein started his career as an attorney at the law firm of Brobeck, Phleger & Harrison.  He received a bachelor’s degree, cum laude, from Vassar College, and a J.D. from Boston University.  Our Board has concluded that Mr. Epstein should serve as a director and member of our audit and compensation committees and as chairman of our nominating and governance committee based upon his experience with public company financings, corporate management and his prior knowledge of our company as one of our investors.

Richard L. Hunter has been a partner with Daylight Partners, a venture capital firm since 2008.  From 1998 to 2008, Mr. Hunter was with Dell, Inc., a computer manufacturer and services company, where he most recently served as Vice President of Consumer Technical Support and Customer Service and was responsible for managing over 14,000 customer service agents.  For seven years, Mr. Hunter led Dell’s Americas manufacturing operations.  Mr. Hunter previously served in managerial roles with Matco Electronics, Texas Instruments, Incorporated, Ericcson/General Electric, Ryan Homes, Exide Electronics and General Electric Company.  Mr. Hunter received a bachelor’s degree in mechanical engineering from Georgia Tech.  Our Board has concluded that Mr. Hunter should serve as a director, member of our audit and nominating and governance committees, and as chairman of our compensation committee based upon his experience as a corporate executive and corporate management and his knowledge of the technology and customer service sectors.

None of our directors, nominees for director or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacity as such.  There are no family relationships among our directors or executive officers and, other than as set forth above, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.  Officers serve at the discretion of the Board.

Composition of the Board of Directors

The size of our Board is set at five directors, and our Board is currently comprised of four directors.  Our certificate of incorporation and bylaws provide that the number of directors will be fixed from time to time by resolution of the Board.  All directors will hold office until the expiration of the term of which elected and until their respective successors are elected, except in the case of death, resignation or removal of any director.

Our Board is divided into three classes with staggered three-year terms.  At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

The name, term and position on committees of our Board, if any, are as follows:

Director	Term Expires at the Annual Meeting of Stockholders in:	Audit Committee	Compensation Committee	Nominating and Governance Committee

Ryan M. Petersen	2010

Kerry T. Smith	2011

Adam Epstein	2011	Member	Member	Chairman

Richard L. Hunter	2012	Member	Chairman	Member

Board Committees

Our Board has established the following committees:  an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.  Our Board may, from time to time, establish other committees.  The composition and responsibilities of each committee are described below.  Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process and assists the Board in monitoring our financial systems and our legal regulatory compliance.  Our Audit Committee will also:

▪	oversee the work of our independent auditors;

▪	approve the hiring, discharging and compensation of our independent auditors;

▪	review the qualifications and independence of our independent auditors; monitor the rotation of partners of the independent auditors on our engagement team as required by law;

▪	review our financial statements and review our critical accounting policies and estimates;

▪	review the adequacy and effectiveness of our internal control policies and procedures;

▪	review and discuss with management and the independent auditors the results of our annual audits, our quarterly financial statements and our publicly filed reports; and

▪	prepare our Audit Committee report if required by any government agency.

Currently, Messrs. Epstein and Hunter serve as members of our Audit Committee, with the Chairman position of the Audit Committee currently vacant.  Our Board has concluded that, because of the resignation of Mr. Sunit Saxena, who was appointed to serve as the Chairman of our Audit Committee on March 23, 2010 and who tendered his resignation on May 6, 2010, solely because Mr. Saxena and OCZ disagreed about the interpretation of prior discussions regarding the level of Mr. Saxena's compensation for his service to the Board, the composition of our Audit Committee does not meet the requirements for three independent members on our Audit Committee as required by The NASDAQ Capital Market corporate governance requirements and the rules and regulations of the SEC.  We intend to appoint a successor to Mr. Saxena to both the Board and our Audit Committee within the time frame required by The NASDAQ Capital Market rules.

Compensation Committee

Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our officers and directors, administers our stock option and benefit plans and reviews general policy relating to compensation and benefits.  Duties of the Compensation Committee include:

▪
reviewing and approving compensation of our executive officers, including their annual base salary, annual incentive bonuses, equity compensation, employment agreements, severance and change in control arrangements, and any other benefits, compensations or arrangements;

▪	reviewing and approving corporate goals and objectives relevant to compensation of the chief executive officer and other executive officers;

▪	evaluating the performance of the chief executive officer and other executive officers in light of those goals and objectives;

▪	setting compensation of the chief executive officer and other executive officers;

▪	administering the issuance of stock options and other awards to executive officers and directors under our stock plan;

▪	reviewing and evaluating, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter; and

▪	preparing the Compensation Committee report if required by any government agency.

Currently, Messrs. Epstein and Hunter serve as members of our Compensation Committee, with Mr. Hunter serving as Chairman of the Compensation Committee.  Our Board has concluded that the composition of our Compensation Committee meets the requirements for independence under the rules and regulations of the SEC.

Nominating and Governance Committee

The primary responsibilities of the Nominating and Governance Committee are to identify individuals qualified to become Board members, select, or recommend to the Board, director nominees for each election of directors, develop and recommend to the Board criteria for selecting qualified director candidates, consider committee member qualifications, appointment and removal, recommend corporate governance principles, codes of conduct and compliance mechanisms applicable to us, and provide oversight in the evaluation of the Board and each committee.

Duties of the Nominating and Governance Committee include:

▪
evaluate and select, or recommend to the Board, nominees for each election of directors, except that if we are at any time legally required by contract or otherwise to provide any third party with the ability to nominate a director, the Committee need not evaluate or propose such nomination, unless required by contract or requested by the Board;

▪	determine criteria for selecting new directors, including desired board skills and attributes, and identify and actively seek individuals qualified to become directors;

▪	consider any nominations of director candidates validly made by our stockholders;

▪	review and make recommendations to the Board concerning qualifications, appointment and removal of committee members;

▪	review and make recommendations to the Board concerning Board and committee compensation;

▪	develop, recommend for Board approval, and review on an ongoing basis the adequacy of, the corporate governance principles applicable to us;

▪
in consultation with the Audit Committee, consider and present to the Board for adoption a Code of Conduct and Business Ethics applicable to all employees, officers and directors, which meets the requirements of Item 406 of the SEC’s Regulation S-K, and provide for and review prompt disclosure to the public of any change in, or waiver of, such Code of Conduct;

▪	review, at least annually, our compliance with The NASDAQ Capital Market corporate governance listing requirements, and report to the Board regarding the same;

▪	assist the Board in developing criteria for the evaluation of Board and committee performance;

▪	evaluate the Committee’s own performance on an annual basis;

▪	if requested by the Board, assist the Board in its evaluation of the performance of the Board and each committee of the Board;

▪	review and recommend to the Board changes to our bylaws as needed;

▪	develop orientation materials for new directors and corporate governance-related continuing education for all Board members; and

▪	make reports to the Board regarding the foregoing as appropriate.

Currently, Messrs. Epstein and Hunter serve as members of our Nominating and Governance Committee, with Mr. Epstein serving as Chairman of our Nominating and Governance Committee.  Our Board has concluded that the composition of our Nominating and Governance Committee meets the requirements for independence under the rules and regulations of the SEC.

Compensation Committee Interlocks and Insider Participation

Currently, no member of our Compensation Committee is or has been a current or former officer or employee of ours or had any related person transaction involving us.  None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers serviced as a director or member of our Compensation Committee during the fiscal year ended February 28, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC.  These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.  Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended February 28, 2010.

Code of Ethics and Corporate Governance Materials

The Board has adopted a charter for each of the committees described above which are available on our website at http://ir.stockpr.com/ocztechnology/governance-documents.  The Board has also adopted a Code of Conduct and Business Ethics that applies to all of our employees, officers and directors.  The Code of Conduct and Business Ethics can be found on our website at http://ir.stockpr.com/ocztechnology/governance-documents.

Item 11.	Executive Compensation

This section of the report discusses the principles underlying our policies and decisions with respect to the compensation that are paid or awarded to, or earned by, or paid to our “Named Executive Officers,” who consist of our principal executive officer, principal financial officer, and the three other most highly compensated executive officers.  For our fiscal year ended February 28, 2010, our Named Executive Officers are:

▪	Ryan M. Petersen, President and Chief Executive Officer

▪	Kerry T. Smith, Chief Financial Officer(1)

▪	Arthur Knapp, former Chief Financial Officer(2)

▪	Alex Mei, Chief Marketing Officer

▪	Justin Shong, Senior Vice President of Global Sales

(1)	Mr. Smith became our Chief Financial Officer in March 2009. From January 1, 2009 to March 2009, Mr. Smith was our Executive Vice President and General Counsel.

(2)	Mr. Knapp resigned as our Chief Financial Officer in March 2009.

Overview; Objectives

The Compensation Committee of our Board has overall responsibility for the compensation program for our executive officers.  The Board appoints members of the Compensation Committee, none of whom is an executive officer of our Company.

We have created a compensation program that includes short-term and long-term components, and cash and equity elements that we believe will provide appropriate incentives to reward our executives and help to achieve the following objectives:

▪	attract and retain talented and experienced executives;

▪	motivate and reward executives whose knowledge, skills and performance are critical to our success;

▪	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;

▪	compensate our executives to manage our business to meet our long-range objectives; and

▪	ensure that total compensation is fair, reasonable and competitive.

Our executive compensation program provides for the following elements:

▪	base salaries, which are designed to allow us to attract and retain qualified candidates in a highly competitive market;

▪	variable compensation, which provides additional cash compensation and is designed to support our pay-for-performance philosophy;

▪	equity compensation, principally in the form of stock options, which are granted to incentivize executive behavior that results in increased stockholder value;

▪	a benefits package that is available to all of our employees; and

▪	post-termination compensation.

A detailed description of these components is provided below.

Elements of Our Executive Compensation Program

Base Salary.  We utilize base salary as the primary means of providing compensation for performing the essential elements of an executive’s job.  We believe our base salaries are set at levels that allow us to attract and retain executives in competitive markets.

Variable Pay.  Our variable pay compensation, in the form of an annual cash bonus, is intended to compensate our executives for meeting our corporate objectives and their individual performance objectives and to incentivize our executives to meet these objectives.  In addition, our variable pay compensation is intended to reward and incentivize our executives for exceeding their objectives.  These objectives may be both financial and non-financial and may be based on Company, divisional or individual performance.  Bonuses for our Named Executive Officers (other than bonuses we are contractually obligated to pay under employment agreements or arrangements) are currently determined on a case-by-case basis by the Compensation Committee based on a mix of Company and individual performance objectives.

Equity-Based Compensation.  Our equity-based compensation is intended to enhance our ability to retain talent over a longer period of time, to reward longer-term efforts that enhance future value and to provide executives with a form of reward that aligns their interests with those of our stockholders.  Executives whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation.  Executives typically receive an equity award in the form of a stock option that vests over a period of time upon commencement of their employment.  Thereafter, they may receive additional awards from time to time as the Compensation Committee determines consistent with the objectives described above.  Our Compensation Committee expects to make annual equity compensation awards to our executives in amounts that are competitive with awards then being made by comparable companies with whom we compete for talent.

Benefits. Our benefits, such as our basic health benefits and 401(k) plan are intended to provide a stable array of support to executives and their families throughout various stages of their careers and these core benefits are provided to all executives regardless of their individual performance levels.  We currently do not provide any matching contributions made to our 401(k) plan.

Post-Termination Compensation.  We have entered into employment agreements with certain executives to provide for specific payments and benefits to such executives in the event of termination of employment.  These severance benefits were generally intended to match what is provided by our competitors and also intended to provide compensation while the officer searches for new employment after experiencing termination without “cause” and upon resignation for “good reason.”  Such post-termination compensation is also intended to minimize the distraction caused by a potential transaction involving a change in control and reduce the risk that an executive would leave his employment before a transaction is consummated.  We believe that providing such severance protection for certain Named Executive Officers is an important retention tool that is necessary in the competitive marketplace for talented executives.  We believe that the amounts of these payments and benefits and the periods of time during which they would be provided are fair and reasonable.

Determining the Amount of Each Element of Compensation

Overview.  The amount of each element of our compensation program is determined by our Compensation Committee on an annual basis taking into consideration our results of operations, long and short-term goals, individual goals, the competitive market for our executives, the experience of our Compensation Committee members with similar stage companies and general economic factors.  In 2009, the Compensation Committee reviewed certain survey data purchased from the Employers Group relating to executive compensation at various companies, which are classified according to their numbers of employees.  The Compensation Committee also studied data on executive compensation adopted at a peer group companies, including the following companies:

▪	Staktek Holdings, Inc.

▪	Mindspeed Technologies, Inc.

▪	STEC, Inc.

▪	Silicon Storage Technology, Inc.

The peer group companies were selected because they were either of a similar size or in a similar business to us at the time of the study and the Compensation Committee considered them to be high-performing technology companies who are competing with us from the similar pool of talented and experienced executives.

The Compensation Committee also studied compensation data from www.Salary.com and compared such data with our then existing compensation figures for our executive officers.

In addition to these data, our Chief Executive Officer provides input to the Compensation Committee on the performance and compensation levels of our executives, other than himself.  Once the level of compensation is set for the year, the Compensation Committee may revisit its decisions if there are material developments during the year, such as promotions, that may warrant a change in compensation.  After the year is over, the Compensation Committee reviews the performance of the executive officers and key employees to determine the achievement of variable pay targets and to assess the overall functioning of our compensation plans against our goals.

We believe it is essential to attract and retain experienced and proven performers.  Accordingly, the Compensation Committee seeks to set the base salary and total compensation of our executives, including the Named Executive Officers, at approximately the average of the compensation of similarly-situated executives in comparable companies in our industry with whom we compete directly in our hiring and retention of executives.  However, the Compensation Committee has the authority to approve position specific compensation packages that are above or below this level based on the executive’s specific experience, knowledge, skills, education, performance and importance to the business.  In addition to these factors, the Compensation Committee also considers comparative compensation of our other officers when determining an individual’s actual pay level.

We do not have any pre-established program for bonuses.  Bonuses are determined from time to time on a case by case basis.  Likewise, we do not have a formalized policy, including any pre-set formula, in allocating stock options to executives as a group or to any particular executive.

Base Pay. Our Compensation Committee reviews our executives’ base salaries on an annual basis taking into consideration the factors described above as well as changes in position or responsibilities.  In the event of material changes in position, responsibilities or other factors, the Compensation Committee may consider changes in base pay during the year.

In calendar year 2009, our Compensation Committee determined that, in general, the annual cash compensation amounts for all of our Named Executive Officers were substantially below the average compensation for comparable officers of the peer group companies or the broader survey sample.  Compensation received by our Chief Executive Officer, our then Chief Financial Officer and Vice President of Marketing were below the www.Salary.com average figures by 31%, 29% and 25%, respectively.  The Compensation Committee recommended, and the Board adopted, the following increases in base salary of our executives for fiscal year ended February 28, 2009.  The base salary of our executives for fiscal year ended February 28, 2010 remained the same as those for fiscal year ended February 28, 2009.

Name	2008 Base Salary	2009 Base Salary	$ Increase (2008 to 2009)	% Increase (2008 to 2009)	2010 Base Salary	$ Increase (2009 to 2010)	% Increase (2009 to 2010)

Ryan M. Petersen	$250,000	$325,000	$75,000	30%	$325,000	$-	-%

Kerry T. Smith	$-	$400,000	$-	-%	$400,000	$-	-%

Arthur Knapp	$150,000	$205,000	$55,000	37%	$205,000	$-	-%

Alex Mei	$155,000	$205,000	$50,000	32%	$205,000	$-	-%

Justin Shong	$165,000	$165,000	$-	-%	$165,000	$-	-%

For the fiscal year ended February 29, 2008, it was shown that Mr. Petersen’s then base salary was substantially lower than the average figure for a comparable company based on any of the categories - employment size, gross revenue, or type of ownership (i.e., private company).  Mr. Petersen’s then base salary of $250,000 was substantially lower than the base salary for any chief executive officer at any of the peer group companies referenced above, which averaged approximately $354,000, with this figure adjusted for inflation for comparison purposes since the data from these peer group companies was two to three years old.  Further, based on the figures tabulated by www.Salary.com, Mr. Petersen’s base salary was significantly lower than the average amount for his counterparts at comparable companies, which averaged $376,000.  The average of the two comparison indices was $365,000.  From its salary reviews, the Compensation Committee recommended, and the Board adopted, an increase in Mr. Petersen’s salary for the fiscal year ended February 28, 2009 to $325,000 such that his base salary would be closer to (though still lower by 11% than) the average figure provided by www.Salary.com and certain other compensation surveys.  For fiscal year ended February 28, 2010, Mr. Petersen’s salary remained at $325,000.

Mr. Smith’s compensation was pre-determined under the terms of his employment agreement with us.

Similar to that of Mr. Petersen’s, Mr. Knapp’s base salary during the fiscal year ended February 29, 2008 was significantly lower than the average figure for his counterparts at other comparable companies, whether based on employment size, gross revenue, or type of ownership, and whether the data were compiled by or obtained from the Employers Group, the above referred peer group companies or www.Salary.com.  Based on these analyses, the Compensation Committee recommended, and the Board adopted, an increase in Mr. Knapp’s base salary starting from the beginning of the fiscal year that ended February 28, 2009, such that Mr. Knapp’s base salary would be closer to the average figure provided by www.Salary.com.

In the case of Mr. Mei, the Compensation Committee determined that, based on compensation data obtained from the Employers Group, his base salary was in line with the average base salary for chief marketing executives at other companies having the same range of employees.  However, his base salary was substantially lower than the average figure for his counterparts based on data compiled by www.Salary.com.  The Compensation Committee recommended, and the Board adopted, an increase in Mr. Mei’s base salary starting from the beginning of the fiscal year that ended February 28, 2009, such that Mr. Mei’s base salary would be more in line with the average figure compiled by www.Salary.com.

In the case of Mr. Shong, the Compensation Committee determined that his base salary was slightly more than the average base salary for his counterparts at other similar companies, based on compensation data obtained from the Employers Group, but was less than the average figure for those with similar responsibilities at other companies, based on compensation data compiled by www.Salary.com.  Based on these analyses, the Compensation Committee concluded that no adjustments to Mr. Shong’s base salary was necessary.  For fiscal year ended February 28, 2010, Mr. Shong’s salary remained at $165,000.

Variable Pay; Bonuses.

In addition to base salaries, annual cash bonus opportunities have been awarded to our Named Executive Officers when our Compensation Committee and Board have determined that such an incentive is necessary to align our corporate goals with the cash compensation payable to an executive.

Generally, each year the Compensation Committee considers paying our executives an annual cash bonus.  However, we do not have a bonus plan and we do not establish corporate objectives or individual performance objectives against which an executive is subsequently reviewed.  Accordingly, bonuses for our Named Executive Officers (other than bonuses we are contractually obligated to pay under employment agreements or arrangements) are currently determined on a case-by-case basis by the Compensation Committee based on their subjective assessment of an individual’s performance within our organization during the past year, as well as our Company’s overall financial performance and the availability of cash with which we are able to pay bonuses.  We do not have a set formula or measure performance against pre-established targets to determine bonus amounts for our executives.

Based on this general approach, in 2008, the Compensation Committee granted Messrs. Petersen and Knapp bonuses of $3,000 and $4,500, respectively.  In the same year, the Compensation Committee granted Mr. Mei a $6,000 bonus and a discretionary award of $100,000 in recognition of his individual performance in executing our marketing and branding programs.  Mr. Petersen, Mr. Knapp and  Mr. Mei did not receive any bonuses or discretionary awards for fiscal years 2009 and 2010.

For Mr. Shong, part of his cash compensation has been commission, which is calculated based on a percentage of sales generated by him in a given period.  In 2008 and 2009, we paid Mr. Shong $8,750 and $89,880, respectively, all of which were commission, and none of which was discretionary.  Other than making a commission payment to Mr. Shong, we did not pay a discretionary bonus in 2009.  In 2010, we paid Mr. Shong $79,172 in commissions, none of which was discretionary.

Equity Compensation

In fiscal years 2008 and 2009, we did not grant any options to our Named Executive Officers.  In fiscal year ended February 28, 2010, in accordance with Mr. Smith’s employment agreement with us, we granted Mr. Smith options to purchase 200,000 shares of fully vested common stock.  Other than these options granted to Mr. Smith, options granted to executives and other employees generally vest over a period of four years, with 25% of the shares vesting on the one-year anniversary of the beginning vesting date, which is typically the date of grant, except for new hires whose begin vesting date is typically the date of hire, and in either case with 1/48 of the shares vesting of each month thereafter.  Our Compensation Committee does not apply a rigid formula in allocating stock options to executives as a group or to any particular executive.  Instead, our Compensation Committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, competitive factors, the amount of stock-based equity compensation already held by the executive, the non-equity compensation received by the executive and the total number of options to be granted to all participants during the year.  Our Compensation Committee typically makes annual grants of equity awards, if any, to our employees in connection with its annual review of our employees’ compensation and then throughout the year, for new hires, promotions or other changes that may warrant additional grants.

The following table provides information concerning options outstanding as the fiscal year ended February 28, 2010 to our Named Executive Officers:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Ryan M. Petersen Chief Executive Officer	-	-	-	-	-
Kerry T. Smith(2) Chief Financial Officer	200,000	-	-	$1.28	09/17/19
Alex Mei Chief Marketing Officer	216,750	103,250	-	$4.42	09/17/19
Arthur Knapp(3) Former Chief Financial Officer	-	-	-	$-	-
Justin Shong Sr. VP of Global Sales	48,889	71,111	-	$2.09	09/17/09

(1)
Unless otherwise noted, all option grants are immediately exercisable, subject to our right to repurchase shares upon termination of employment or other service which right lapses in accordance with the vesting schedule of the option.  These figures have been adjusted to reflect the 1 for 2.5 reverse stock split that took place in September 2009.

(2)	Mr. Smith became our Chief Financial Officer in March 2009. Mr. Smith was issued options to purchase 200,000 shares of fully vested common stock in September 2009.

(3)	Mr. Knapp resigned as our Chief Financial Officer in March 2009.

Timing of Equity Awards

Our Compensation Committee generally grants stock options to executives and current employees from time to time during the year.  With respect to newly hired employees, our practice is typically to make stock grants at the first meeting of the Compensation Committee following such employee’s hire date.  We do not have any program, plan or practice to time stock option grants in coordination with the release of material non-public information or any particular event.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our Company.  However, we do not have specific share retention and ownership guidelines for our executives.

Severance and Change in Control Arrangements

Our 2004 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) permits a potential acceleration of outstanding awards in the event that we undergo a change in control, as defined in such plan.  Whether or not a particular option grant contains an acceleration provision is determined on a case-by-case basis.  See “Employment Agreements with Named Executive Officers” and “Severance Terms and Change of Control Provisions” below for a description of the severance and change in control arrangements we have with our Named Executive Officers.  The Compensation Committee believed that these arrangements were necessary to attract and retain our Named Executive Officers.  The terms of each arrangement were determined in negotiation with the applicable Named Executive Officer in connection with his hiring and were not based on any set formula.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.  While we consider the applicable accounting and tax treatment of alternative forms of equity compensation, these factors alone are not dispositive, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”) imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next three most highly compensated executive officers, unless specific and detailed criteria are satisfied.  Performance-based compensation, as defined in the IRC, is fully deductible if the programs are approved by stockholders and meet other requirements.  We believe that grants of equity awards under our existing stock plans qualify as performance-based for purposes of satisfying the conditions of Section 162(m), thereby permitting us to receive a federal income tax deduction in connection with such awards.  In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m).  However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m).  We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our Compensation Committee has not adopted a policy requiring all compensation to be deductible.  Our Compensation Committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

Role of Executives in Executive Compensation Decisions

Our Compensation Committee generally seeks input from our Chief Executive Officer, Ryan M. Petersen, when discussing the performance of and compensation levels for executives other than himself.  The Compensation Committee also works with Mr. Petersen and with our Chief Financial Officer and the head of our Human Resources department in evaluating the financial, accounting, tax and retention implications of our various compensation programs.  Neither Mr. Petersen nor any of our other executives participates in deliberations relating to his or her own compensation.

Summary Compensation Table

The following table summarizes the compensation paid to our Named Executive Officers for services rendered in all capacities to us during the fiscal years ended February 29, 2008, February 28, 2009 and February 28, 2010

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)(1)		Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ryan M. Petersen	Feb. 29, 2008	$250,000	$3,000		-	-	-	-	$253,000
Chief Executive	Feb. 28, 2009	$325,000	-		-	-	-	-	$325,000
Officer	Feb. 28, 2010	$325,000	-		-	-	-	-	$325,000
Kerry T. Smith(3)	Feb. 29, 2008	-	-		-	-	-	-	-
Chief Financial	Feb. 28, 2009	$66,666	-		-	$121,060	-	-	$187,726
Officer	Feb. 28, 2010	$400,000	-		-	-	-	-	$400,000
Alex Mei	Feb. 29, 2008	$155,000	$106,000	(4)	-	$84,616	-	-	$345,616
Chief Marketing	Feb. 28, 2009	$205,000	-		-	$124,100	-	-	$329,100
Officer	Feb. 28, 2010	$205,000	-		-	$108,408	-	-	$313,408
Arthur Knapp(5)	Feb. 29, 2008	$150,000	$4,500		-	$61,358	-	-	$215,858
Former Chief	Feb. 28, 2009	$205,000	-		-	$83,600	-	-	$288,600
Financial Officer	Feb. 28, 2010	-	-		-	-	-	-	-
Justin Shong	Feb. 29, 2008	$43,150	$8,750		-	$4,600	-	-	$56,500
Sr. VP of Global	Feb. 28, 2009	$165,000	$89,882		-	$18,500	-	-	$273,382
Sales	Feb. 28, 2010	$165,000	$79,172		-	$21,179	-	-	$265,351

(1)
From time to time, the Board will review quarterly results and, based on those results, will determine whether employees are entitled to receive bonuses.  Historically, the Board has not set pre-established targets for bonuses.

(2)
An Option award values reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASB ASC topic 718).  See Stock Based Compensation in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)
Mr. Smith joined us as our Senior Vice President and General Counsel on January 1, 2009 at a base salary of $400,000 with a guaranteed bonus of $100,000 and an additional bonus of $120,000 worth of fully vested common stock.  In March 2009, Mr. Smith became our Chief Financial Officer.  Mr. Smith agreed to take an option for 200,000 fully vested shares in lieu of receiving a bonus of $120,000.

(4)	Represents $6,000 discretionary bonus and $100,000 to recognize successful marketing and branding efforts.

(5)	Mr. Knapp resigned as our Chief Financial Officer in March 2009.

Outstanding Equity Awards for our fiscal year ended February 28, 2010

We have granted and plan to continue to grant options to purchase our common stock to executive officers, employees and other service providers.  The following table provides information concerning options outstanding as the fiscal year ended February 28, 2010 to our Named Executive Officers:

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Ryan M. Petersen	-	-	-	-	-
Chief Executive Officer
Kerry T. Smith(2)	200,000	-	-	$1.28	09/17/19
Chief Financial Officer
Alex Mei	216,750	103,250	-	$4.42	09/17/19
Chief Marketing Officer
Arthur Knapp(3)	-	-	-	$-	-
Former Chief Financial Officer
Justin Shong	48,889	71,111	-	$2.09	09/17/09
Sr. VP of Global Sales

(1)
Unless otherwise noted, all option grants are immediately exercisable, subject to our right to repurchase shares upon termination of employment or other service which right lapses in accordance with the vesting schedule of the option.

(2)	Mr. Smith was issued options to purchase 200,000 shares of fully vested common stock in September 2009.

(3)	Mr. Knapp resigned as our Chief Financial Officer in March 2009.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any options to purchase shares of common stock or acquired any shares of common stock on vesting of restricted stock during our fiscal year ended February 29, 2008 or February 28, 2009.

Pension Benefits

We currently do not sponsor any pension benefits plan.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We currently do not sponsor any nonqualified defined contribution or nonqualified deferred compensation plans.

Perquisites

We provide our employees, including our Named Executive Officers, with life insurance policies and payments of a portion of medical and dental insurance premiums.

Employment Agreements with Named Executive Officers

The following information summarizes the employment agreements for our Named Executive Officers.

We have entered into executive employment agreements with each of our Named Executive Officers.  The executive employment agreements contain the executive officers’ initial base salaries, which may have since been increased by the Board, bonus opportunities, certain stock option grants and other employee benefits.  Each of our executive officers is an at-will employee.  The base salaries of each of the Named Executive Officers are reflected in the Summary Compensation Table above.  In March 2008, we implemented raises of 30% - 37% over 2007 salaries.

Employment Agreement with Ryan M. Petersen

Mr. Petersen has signed an executive employment agreement which provides for at-will employment, salary, stock options and right to participate in our employee benefit plans.

Employment Agreement with Kerry T. Smith

Mr. Smith is subject to an executive employment agreement that provides for at-will employment.  We have agreed to pay Mr. Smith severance of 6 months of base salary plus one half of his annual bonus and cause all of his unvested shares and options to become fully vested if he is terminated without cause or he leaves for good reason, provided that he signs a general release of all claims in our favor.  Additionally, we have agreed in Mr. Smith’s executive employment agreement to pay him if there is a change of control in the first year of his employment an amount equal to 6 months of base salary plus one half of his annual bonus as well as cause all of his unvested shares or options to become fully vested.  Currently, Mr. Smith has no unvested shares or options.

Employment Agreement with Alex Mei

Mr. Mei is subject to an executive employment agreement that provides for at-will employment.  We have agreed to pay severance of 3 months of base salary if he is terminated without cause, provided that he signs a general release of all claims in our favor.

Employment Agreement with Justin Shong

Mr. Shong is subject to an executive employment agreement that provides for at-will employment.  We agree to pay Mr. Shong 3 months of salary if we terminate without cause his employment after the first anniversary but prior to the second anniversary of his employment.  All of his option shares will be fully vested if there is a change of control and after which Mr. Shong terminates his employment because of a material reduction in duties or his employment is terminated within one year of such change of control other than for cause.

Bonuses for our Named Executive Officers are currently determined on a case-by-case basis by the Compensation Committee based on a mix of Company and individual performance objectives.  The Board has in the past authorized annual bonuses to our Named Executive Officers.  We have also entered into indemnification agreements with our directors and officers.  We enter into agreements with all of our employees containing confidentiality provisions.

Severance Terms and Change of Control Provisions

Mr. Smith is subject to an executive employment agreement in which we have agreed to pay severance of 6 months of base salary plus one half of his annual bonus and cause all his unvested shares and options to become fully vested if he is terminated without cause or he leaves for good reason, provided that he signs a general release of all claims in our favor.  Additionally, we have agreed in Mr. Smith’s executive employment agreement to pay him if there is a change of control in the first year of his employment an amount equal to 6 months of base salary plus one half of his annual bonus as well as cause all of his unvested shares or options to become fully vested. Currently, Mr. Smith has no unvested shares or options.

Mr. Mei is subject to an executive employment agreement in which we have agreed to pay severance of 3 months of base salary if he is terminated without cause, provided that he signs a general release of all claims in our favor.

Mr. Shong is subject to an executive employment agreement in which we have agreed to pay severance of 3 months of base salary if his employment relationship with us is terminated after the first anniversary but prior to the second anniversary of his employment.  Additionally, all of his option shares will be fully vested if there is a change of control and after which Mr. Shong terminates his employment because of a material reduction in duties or his employment is terminated within one year of such change of control other than for cause.

In connection with Mr. Knapp’s resignation from his position as our Chief Financial Officer, in lieu of any severance payment, we entered into a Confidential Resignation and Consulting Agreement and General Release of Claims with Mr. Knapp, dated March 13, 2009.  Under this agreement, Mr. Knapp provided consulting services to us as an independent contractor for up to 30 hours per week.  In exchange, Mr. Knapp received an amount equal to his base salary starting from March 31, 2009 to June 30, 2009, but without receiving any fringe benefits or participating in any benefit plans, other than health insurance.  Mr. Knapp was also responsible for providing, at his own expense and in his own name, disability, liability, workers’ compensation and other business insurance as appropriate or required by law.  In August 2009, Mr. Knapp was subsequently re-hired as a regular employee.

401(k) Defined Contribution Deferred Income Qualified Retirement Plan

We have a tax-qualified employee savings and retirement plan, or 401(k) plan which generally covers our employees.  The plan is intended to qualify under Sections 401(a), 401(k) and 401(m) of the IRC so that contributions, and income earned thereon, are not taxable to employees until withdrawn from the plan.  Under the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($16,500 in calendar year 2010) and have the amount of the reduction contributed to the plan.  The plan also permits, but does not require, us to make matching contributions and profit-sharing contributions to the plan on behalf of participants.  In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan provided that such employees are age 50 or older ($5,500 in calendar year 2010).  As a tax-qualified plan, we generally deduct contributions to the 401(k) plan when made, and such contributions are not taxable to participants until distributed from the plan.  Pursuant to the terms of the plan, participants may direct the trustees to invest their accounts in selected investment options.

2004 Stock Incentive Plan

In December 2004, our Board adopted and our stockholders approved the Stock Incentive Plan.

Purpose.  The purpose of the Stock Incentive Plan is to offer selected providers the opportunity to acquire equity in OCZ through awards of options over common stock (which may constitute incentive stock options (an “ISO”) or non-statutory stock options (an “NSO”)) and the award or sale of common stock.  ISOs have a more favorable tax treatment under U.S. law for the optionee.  The award of options and the award or sale of common stock under the Stock Incentive Plan is intended to be exempt from the securities qualification requirements of the California Corporations Code.

Shares Subject to the Stock Incentive Plan.  Subject to any additional common stock or adjustment, the aggregate number of shares of common stock which may be issued under the Stock Incentive Plan shall not exceed 5,232,873 shares.  The number of shares of common stock which are subject to options or other rights outstanding at any time shall not exceed the number of shares of common stock which then remain available for issue under the Stock Incentive Plan.  In the event that any outstanding option or other right expires or is cancelled for any reason, the shares of common stock allocable to the unexercised portion of such option or other rights shall remain available for issuance pursuant to the Stock Incentive Plan.  If we reacquire a share of common stock previously issued under the Stock Incentive Plan pursuant to a forfeiture provision, a right of repurchase or a right of first refusal, then such share shall again become available for issuance under the Stock Incentive Plan.

Administration.  The Stock Incentive Plan is administered by the Board.  However, the Board may delegate any or all administrative functions under the Stock Incentive Plan otherwise exercisable by the Board to one or more committees.  Subject to the provisions of the Stock Incentive Plan, the Board shall have full authority and discretion to take any actions it deems necessary or advisable for the administration of the Stock Incentive Plan.

Eligibility.  All of our employees are eligible for the grant of ISOs.  Our employees, consultants and non-executive directors are eligible for the grant of NSOs or the award or sale of common stock.

Restricted Shares.  Each award or sale of shares of common stock under the Stock Incentive Plan (other than upon exercise of any option) shall be evidenced by a restricted share agreement between the recipient and OCZ.  Any right to acquire shares of common stock (other than an option) shall automatically expire if not exercised by the purchaser within 30 days after OCZ communicates a grant of such right to the purchaser.  Such right shall be nontransferable and shall be exercisable only by the purchaser to whom the right was granted.  The purchase price for common stock offered under the Stock Incentive Plan shall not be less than 85% of the fair market value of such common stock; provided, however, if the purchaser is a 10% stockholder, the purchase price shall not be less than 100% of the fair market value of such common stock.  Subject to this, the Board shall determine the amount of the purchase price in its sole discretion.

Stock Options.  Each option grant under the Stock Incentive Plan shall be evidenced by a stock option agreement between us and the option holder.  The stock option agreement shall specify the number of shares of common stock that are subject to the option, provide for the adjustment of such number and whether the option is intended to be an ISO or an NSO.

The exercise price per share of an ISO shall not be less than 100% of the fair market value on the date of grant.  The exercise price per share of an NSO shall not be less than 85% of the fair market value of a share on the date of grant.  If the option holder is a 10% stockholder, the exercise price per share of any ISO or NSO must be at least 110% of the fair market value on the date of grant.  Subject to this, the exercise price under any option shall be determined by the Board in its sole discretion.

The term of an option shall in no event exceed 10 years from the date of grant.  The term of an ISO granted to a 10% stockholder shall not exceed 5 years from the date of grant.  Subject to this, the Board, in its sole discretion, shall determine when an option shall expire.

The date when all or any installment of the option is to become exercisable shall be specified in the stock option agreement; provided, however, that no option shall be exercisable unless the option holder has delivered to us an executed copy of the stock option agreement.  An option granted to an option holder who is not a consultant, officer or director shall be exercisable at the minimum rate of 20% per year for each of the first 5 years starting from the date of grant, subject to reasonable conditions such as continued service.  An option granted to an option holder who is a consultant or an officer or director shall be exercisable at any time during any period established by the Board, subject to reasonable conditions such as continued service.  Subject to the preceding conditions, the Board shall determine when all or any installment of an option is to become exercisable.  A stock option agreement may permit the option holder to exercise their option early, provided any unvested shares remain subject to our right of repurchase.

Common stock purchased upon exercise of options shall be subject to such forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine.

During an option holder’s lifetime, his or her options shall be exercisable only by the option holder or by the option holder’s guardian or legal representative, and shall not be transferable other than by beneficiary designation, will, or the laws of descent and distribution.  If a stock option agreement so provides, an NSO may be transferred by the option holder to one or more family members or a trust established for the benefit of the option holder and/or one or more family members.

The option shall set forth the extent to which the option holder shall have the right to exercise the option following termination of the option holder’s service.  To the extent the option was vested and exercisable upon the option holder’s termination of service, the option holder will have the right to exercise the option for at least 30 days after termination of service that is due to any reason other than cause, death or disability, and for at least 6 months after termination of service that is due to death or disability (but in no event later than the expiration of the option term).  If the option holder’s service is terminated for cause, the stock option agreement may provide that the option holder’s right to exercise the option terminates immediately on the effective date of the option holder’s termination of service.  To the extent the option was not exercisable for vested common stock upon termination of service, the option shall terminate when the option holder’s service terminates.

An option holder or a transferee of an option holder shall have no rights as a stockholder with respect to any common stock covered by the option until such person becomes entitled to receive such common stock by filing a notice of exercise and paying the exercise price.

Within the limitations of the Stock Incentive Plan, the Board may modify, extend or renew outstanding options or may accept the cancellation of outstanding options in return for the grant of new options for the same or a different number of shares of common stock, and at the same or different exercise price.

Amendment and Terminations.  The Stock Incentive Plan automatically terminates 10 years after adoption by the Board, and the Board may amend, suspend or terminate the Stock Incentive Plan at any time or for any reason.  To amend the Stock Incentive Plan or an outstanding option or common stock purchased under the Stock Incentive Plan in a manner that is adverse to the holder of such option or common stock requires the consent of the holder of such option or common stock.  No shares of common stock shall be issued or sold under the Stock Incentive Plan after the termination thereof, except upon exercise of an option granted prior to such termination.

Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at board and committee meetings.  Director compensation is reviewed and benchmarked against comparable companies by our Compensation Committee.  For fiscal year ending February 28, 2011, each of our nonemployee directors will receive: (i) $5,000 as a quarterly stipend; (ii) $1,000 per meeting of the Board if the director attends in person or $500 per meeting of the Board if the director attends via telephone; (iii) $5,000 annually if the director serves on the Audit Committee; (iv) $2,500 annually for each of the Board committees; and (v) $7,500 annually for being a chair of any of the Board committees.  In addition, each non-employee director has been granted options to purchase up to 110,000 shares of common stock at an exercise price of $4.35 per share.  The options will vest ratably monthly over a thirty-six month period.

The following table sets forth information concerning compensation paid or accrued for services rendered to us by our non-employee directors for the fiscal year ended February 28, 2010.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
George Kynoch(3)	$52,500	-	$15,731	-	-	-	$68,231
Quentin Solt(4)	$78,600	-	$30,294	-	-	-	$108,894

(1)
See the Summary Compensation Table for disclosure related to Ryan M. Petersen and Kerry T. Smith, who are our Chief Executive Officer and Chief Financial Officer, respectively.  Messrs. Petersen and Smith, as employee directors, did not receive any additional compensation for their services as members of our Board.

(2)
Option award values reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASB ASC topic 718).  See Note 2 of Notes to Consolidated Financial Statements for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3)
George Kynoch had a written consulting agreement with OCZ in connection with his position as a director.  The consulting agreement provided for compensation of £40,000 (approximately $60,000) per year for his service as a member of the Board, a member of each of the Compensation and Audit Committees, Chairman of the Board and Chairman of the Audit Committee.  The Board subsequently increased Mr. Kynoch’s compensation to £54,000 (approximately $81,000) per year.  If Mr. Kynoch’s services to OCZ exceeded an aggregate of three days in any single month, then he would have received £1,000 (approximately $1,500) per eight hours of service to the Board.  In connection with his services on the Board, Mr. Kynoch received options to purchase 60,000 shares of our common stock.  Mr. Kynoch resigned from all positions with OCZ in July 2009.

(4)
Quentin Solt had a written consulting agreement with OCZ in connection with his position as a director.  The consulting agreement provided for compensation of £25,000 (approximately $37,500) per year for his service as a member of the Board, a member of each of the Compensation and Audit Committees and Chairman of the Compensation Committee.  The Board subsequently increased Mr. Solt’s compensation to £36,000 (approximately $54,000) per year.  If Mr. Solt’s services to OCZ exceeded an aggregate of three days in any single month, then he would have received £1,000 (approximately $1,500) per eight hours of service to the Board.  In connection with his services on the Board, Mr. Solt received options to purchase 60,000 shares of our common stock.  Mr. Solt resigned from all positions with OCZ in January 2010 resulting in forfeiture of all of his then outstanding vested options because they were not subsequently exercised within the prescribed 90 day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of April 30, 2010 as to the number of shares of our common stock beneficially owned by (i) each person we know to own beneficially more than 5% of our common stock, (ii) each person who is a director, (iii) the executive officers for whom information is included in the Summary Compensation Table and (iv) all persons as a group who are directors and executive officers and as to the percentage of outstanding shares held by these persons on that date.  The numbers set forth below give affect to the 1 for 2.5 reverse stock split that occurred in September 2009.  As of April 30, 2010, 26,460,015 shares of our common stock were issued and outstanding.  Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Unless otherwise indicated, all persons named below can be reached at OCZ Technology Group, Inc., 6373 San Ignacio Avenue, San Jose, California 95119.
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
CIM Investment Management Limited(4) British Columbia House 1 Regent Street London SW1Y 4NS United Kingdom	1,355,000	5.12%
Arthur Armagast(5)	4,068,800	15.38%
Ryan M. Petersen(6)	4,996,348	18.88%
Kerry T. Smith(7)	207,015	*	%
Alex Mei(8)	350,000	1.31%
Arthur Knapp	447,117	1.69%
Justin Shong(9)	120,000	*	%
Quentin Solt	160,458	*	%
George Kynoch	9,200	*	%
Adam Epstein(10)	159,998	*	%
Richard L. Hunter(11)	110,000	*	%
Sunit Saxena(12)	110,000	*	%

Directors and executive officers as a group (10 persons)(13)	6,670,136	24.30%

*	Represents less than 1% of the issued and outstanding shares of our common stock as of April 30, 2010.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)
Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of their options.  Except as otherwise noted, options granted under our Stock Incentive Plan are immediately exercisable, subject our right to repurchase unvested shares upon termination of employment or other service at a price equal to the option exercise price.

(3)
Calculated on the basis of 26,460,015 shares of common stock outstanding as of April 30, 2010 provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after the date of this filing are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(4)	CIM Investment Management Limited has sole voting and dispositive power with respect to these shares, as set forth in Schedule 13G filed with the SEC on April 9, 2010.

(5)
Includes 2,400,000 shares held by Pearl Investments LLC.  Mr. Armagast has sole voting and dispositive power with respect to these shares.  Also includes 1,468,800 shares held by The Arthur P. Armagast Trust and 200,000 shares held by The Christine Armagast Trust and of which Mr. Armagast disclaims any interest.  Mr. Armagast is the trustee of both trusts.

(6)	All of the shares are held by the Petersen Family Trust. Mr. Petersen, as trustee of these trusts, has voting and dispositive power over these securities.

(7)	Mr. Smith is entitled to purchase 200,000 shares of our common stock, in addition to the 7,015 which he currently owns.

(8)	Includes 320,000 shares subject to immediately exercisable options, of which 233,000 shares will be vested within 60 days of April 30, 2010.

(9)	Includes 120,000 shares subject to immediately exercisable options, of which 61,666 shares will be vested within 60 days of April 30, 2010.

(10)
Includes (i) immediately exercisable warrants to purchase 16,666 shares of our common stock and (ii) 110,000 shares subject to immediately exercisable options, of which 9,166 shares will be vested within 60 days of April 30, 2010.

(11)	Includes 110,000 shares subject to immediately exercisable options, of which 9,166 shares will be vested within 60 days of April 30, 2010.

(12)
Includes 110,000 shares subject to immediately exercisable options, of which 3,055 shares were vested as of his resignation on May 6, 2010.  No additional shares will be vested within 60 days of April 30, 2010.

(13)
See notes 6 through 12.  Includes 986,666 shares subject to options and warrants that are currently exercisable or will become exercisable within 60 days of April 30, 2010 that are beneficially owned by executive officers and directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2007, we have not participated in nor currently plan to participate in any transaction of a material amount in which any founder, officer, director, greater than 5% stockholder or other related person had or will have a direct or indirect material interest except those compensatory arrangements described elsewhere in this report and the following transaction:  Ryan M. Petersen, our President and Chief Executive Officer loaned us $500,000 on August 19, 2009.  One half of the principal of such loan was on February 19, 2010 and the balance is due on September 1, 2010.  Interest at the rate of 7.5% per annum is payable monthly beginning November 19, 2009.  Even though half of the principal loan amount was due in February, Mr. Petersen waived payment until April 2010, at which time he was paid half of the principal loan amount plus interest accrued through April 2010.  The transaction was reviewed and approved by our Audit Committee.  As a founder and significant equity holder in OCZ, Mr. Petersen is a “promoter” of OCZ as such term is defined under the rules of the SEC.

We have not adopted a written policy or procedure for the review, approval and ratification of related party transactions.  However, our Audit Committee Charter requires the Audit Committee to review and approve any related party transaction to determine if such transaction presents any potential conflict of interest or any other improprieties.  Further, it is our intention to ensure that all transactions between us and any of our officers, directors and principal stockholders and their affiliates are approved by a majority of our Board, including a majority of the disinterested members of our Board, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended February 28, 2010 and February 28, 2009 by Crowe Horwath LLP and Horwath Clark Whitehill, LLP:

	Fiscal Year Ended February 28, 2010	Fiscal Year Ended February 28, 2009
Audit fees	$125,259	$208,074
Audit related fees	$26,372	$1,256
Tax fees	$-	$-
All other fees	$9,015	$37,180
	$160,646	$246,510

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The information required by this item is included in Item 8 of Part II of this report.

2.	Financial Statement Schedules

None.

3.	Exhibits

The information required by this item is included on the exhibit index that follows the signature page of this report.

Part IV

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on May 20, 2010.
OCZ Technology Group, Inc.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Kerry T. Smith
Kerry T. Smith
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons below on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ryan M. Petersen	Chief Executive Officer and Director	May 20, 2010
Ryan M. Petersen	(Principal Executive Officer)

	Chief Financial Officer and Director	May 20, 2010
/s/ Kerry T. Smith	(Principal Financial and Accounting Officer)
Kerry T. Smith

/s/ Adam Epstein	Director	May 20, 2010
Adam Epstein

/s/ Richard L. Hunter	Director	May 20, 2010
Richard L. Hunter

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 17, 2004 of OCZ Technology Group, Inc., an Indiana corporation, with and into OCZ Technology Group, Inc., a Delaware corporation. (1)

2.2	Asset Purchase Agreement dated May 25, 2007 by and among OCZ Technology Group, Inc., PC Power and Cooling, Inc. and Douglas Dodson. (1)

2.3	Asset Purchase Agreement dated October 25, 2007 by and among OCZ Technology Group, Inc., Silicon Data Inc., a New York corporation, Fred Cohen, and Eyal Akler. (1)

3.1	Fourth Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 30, 2009. (1)

3.2	Fourth Amended and Restated Bylaws. (1)

3.3	Certificate of Designation as filed with the Delaware Secretary of State on November 4, 2009. (4)

4.1	Specimen common stock certificate of OCZ Technology Group, Inc. (1)

10.1	OCZ Technology Group, Inc. 2004 Stock Incentive Plan. (1)

10.2	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Ryan M. Petersen. (1)

10.3	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Arthur Knapp. (1)

10.4	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Alex Mei. (1)

10.5	Executive Employment Agreement dated December 17, 2008 by and between OCZ Technology Group, Inc. and Kerry Smith. (1)

10.6	Offer Letter dated June 13, 2006 memorializing the terms of Mr. George Kynoch’s services as a non-executive director. (1)

10.7	Offer Letter dated June 13, 2006 memorializing the terms of Mr. Quentin Colin Maxwell Solt’s services as a non-executive director. (1)

10.8	Sub-Sublease dated January 30, 2009 by and between Oracle USA, Inc. and OCZ Technology Group, Inc. for the property located in San Jose, California, USA. (1)

10.9	Lease dated April 21, 2005 by and between Buckgolf Inc., & Greengolf Inc. and OCZ Technology Group, Inc. dated for the property located in Markham, Ontario, Canada. (1)

10.10	English translation of lease dated August 7, 2005 by and between Vrodest Delft C.V. and OCZ Technology Group, Inc. for the property located in Delft, The Netherlands. (1)

10.11	English summary of lease for the property located in Taipei County, Taiwan. (1)

10.12	English summary of lease for the property located in Lujhu Township, Taiwan. (1)

10.13	Form of Indemnification Agreement for Directors and Officers of OCZ Technology Group, Inc. (1)

10.14	Executive Employment Agreement dated November 30, 2007 by and between OCZ Technology Group, Inc. and Justin Shong. (1)

10.15	Loan and Security Agreement dated July 2009 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (1)

10.16	Sale of Accounts and Security Agreement by and between OCZ Technology Group, Inc. and Faunus Group International, Inc. dated July 6, 2009. (1)

10.17	Asset Purchase Agreement dated August 31, 2009, by and between OCZ Technology Group, Inc. and BCInet, Inc. (1)

10.18	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $311,215. (1)

10.19	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $170,000. (1)

10.20	Secured Convertible Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $414,200. (1)

10.21	Series A Preferred Stock Purchase Agreement dated August 31, 2009 by and between BCInet, Inc. and OCZ Technology Group, Inc. (1)

10.22	Security Agreement dated August 31, 2009 by and between BCI net, Inc. and OCZ Technology Group, Inc. (2).

10.23	Confidential Resignation and Consulting Agreement and General Release dated March 12, 2009 by and between OCZ Technology Group, Inc. and Arthur Knapp. (3)

10.24	Promissory Note dated August 19, 2009 from OCZ Technology Group, Inc. to The Ryan Petersen and Sarita Nuez Family Trust. (3)

10.25	Distribution Agreement June 2009, by and between OCZ Technology Group, Inc. and Bell Microproducts Canada. (5)

10.26	Securities Purchase Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein (6)

10.27	Registration Rights Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (6)

10.28	Form of Warrant for the institutional and accredited investors. (6)

10.29	Form of Warrant for Placement Agent (as defined therein). (6)

10.30	Second Amendment to the Loan and Security Agreement dated May 10, 2010 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (8)

10.31	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Adam Epstein’s services as a non-executive director. (9)

10.32	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Richard L. Hunter’s services as a non-executive director. (9)

10.33	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Sunit Saxena’s services as a non-executive director. (9)

14.1	Code of Ethics. (9)

16.1	Letter regarding change in certifying accountants dated April 5, 2010 from Horwath Clark Whitehill. (7)

21.1	Subsidiaries of OCZ Technology Group, Inc. (1)

23.1	Consent of Independent Certified Public Accountant – Crowe Horwath, LLP. (9)

23.2	Consent of Independent Certified Public Accountant – Horwath Clark Whitehill, LLP. (9)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a). (9)

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a). (9)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002. (9)

(1)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on September 30, 2009.
(2)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on November 12, 2009.
(3)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on December 4, 2009.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed on January 14, 2010.
(5)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on January 25, 2010.
(6)	Incorporated by reference Registrant’s Form 8-K filed on March 26, 2010.
(7)	Incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed on April 8, 2010.
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on May 11, 2010.
(9)	Filed herewith.