Form 10-Q
period 2010-05-31
OCZ TECHNOLOGY GROUP INC
filed 2010-07-12
CIK 1355128

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended May 31, 2010

Commission File Number: 000-53633

OCZ TECHNOLOGY GROUP, INC.
 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3651093 (I.R.S Employer Identification No.)

6373 San Ignacio Avenue San Jose, California (Address of Principal Executive Offices)	95119 (Zip Code)

(408) 733-8400
 (Registrant's telephone number, including zip code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of July 9, 2010, there were 26,522,748 shares of the registrant’s common stock, $0.0025 par value, outstanding, which is the only class of common stock of the registrant issued.

OCZ TECHNOLOGY GROUP, INC.
 Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

OCZ Technology Group, Inc.
Consolidated Balance Sheets
($ in thousands)

	May 31, 2010	February 28, 2010
	unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$4,311	$1,224
Accounts receivable, net of allowances of $2,842 and $2,853	21,363	20,380
Inventory, net	13,573	9,846
Note receivable	375	375
Deferred tax asset, net	836	836
Prepaid expenses and other current assets	2,764	1,811
Total current assets	43,222	34,472
Property and equipment, net	2,560	2,629
Intangible asset	70	88
Goodwill	10,097	9,954
Investment	668	668
Other assets	48	38
Total assets	$56,665	$47,849

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable	$10,416	$10,354
Note payable	250	500
Accounts payable	25,825	26,318
Accrued and other liabilities	3,678	4,389
Total current liabilities	40,169	41,561
Common stock warrant liability	2,980
Total Liabilities	43,149	41,561

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0025 par value; 20,000,000 shares authorized; 0 and 60,990 shares issued and outstanding as of May 31, 2010 and February 28, 2010 respectively	-	-

Common stock, $0.0025 par value; 120,000,000 shares authorized; 26,522,748 and 21,278,643 shares issued and outstanding as of May 31, 2010 and February 28, 2010 respectively	66	53
Additional paid-in capital	43,925	31,862
Accumulated translation adjustment	(164)	(164)
Accumulated deficit	(30,311)	(25,463)
Total stockholders' equity	13,516	6,288
Total liabilities and stockholders' equity	$56,665	$47,849

See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share amount)

	Three Months Ended
	May 31,
	unaudited
	2010	2009

Net revenues	$34,283	$35,771
Cost of revenues	30,119	32,076
Gross profit	4,164	3,695

Sales and marketing	2,735	2,656
Research and development	1,564	1,490
General, administrative and operations	3,269	3,749
Total operating expenses	7,568	7,895
Operating income (loss)	(3,404)	(4,200)
Other income (expense) - net	(3)	134
Interest and financing costs	(542)	(253)
Adjustment to the fair value of common stock warrants	(899)	-
Income (loss) before income taxes	(4,848)	(4,319)

Income tax expense (benefit)	-	(1)
Net income (loss)	$(4,848)	$(4,318)

Net income (loss) per share:
Basic	$(0.19)	$(0.20)
Diluted	$(0.19)	$(0.20)

Shares used in per share computation:
Basic	25,180	21,300
Diluted	25,180	21,300
See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Cash Flow
($ in thousands)

	Three Months Ended
	May 31,
	unaudited
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,848)	$(4,318)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	257	233
Amortization of intangibles	18	28
Bad debt expense	289	73
Stock-based compensation	184	255
Fair value adjustment of stock warrants	899	-
Non-cash write-off of leasehold improvements	-	102
Changes in operating assets and current liabilities:
Accounts receivable	(1,272)	3,086
Inventory	(3,727)	935
Prepaid expenses and other assets	(953)	346
Accounts payable	(493)	(40)
Accrued and other liabilities	(711)	641
Net cash (used in) provided by operating activities	(10,357)	1,341

Cash flows from investing activities:
Purchases of property and equipment	(188)	(275)
Decrease (increase) in deposits	(10)	39
Business acquisition earn out payments	(143)	(116)
Net cash used in investing activities	(341)	(352)

Cash flows from financing activities:
Issurance of common stock	13,973	8
Proceeds from bank loan, net	62	(874)
Repayment of shareholder loan	(250)	-
Net cash provided by (used in) financing activities	13,785	(866)

Effect of foreign exchange rate changes on cash and cash equivalents	-	(50)
Net increase in cash and cash equivalents	3,087	73
Cash and cash equivalents at beginning of period	1,224	420
Cash and cash equivalents at end of period	$4,311	$493

Supplemental disclosures:
Interest paid	$267	$161
Income taxes paid	$-	$-

See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Preferred Stock		Common Stock
	Shares Number	Shares Amount	Shares Number	Shares Amount	Additional Paid-in Capital	Accumulated Other comprehensive Income (Loss)	Retained Earnings	Total

As at March 1, 2009	0	0	21,278	53	30,911	(112)	(11,929)	18,923
Components of comprehensive income (loss):
Net Loss	-	-	-	-	-	-	(13,534)	(13,534)
Foreign currency translation adjustment	-	-	-	-	-	(52)		(52)
Total comprehensive income (loss)								(13,586)
Adjustment of exercise of stock options	-	-	-	-	7	-	-	7
Issurance of preferred stock	61	-	-	-	281	-	-	281
Stock based compensation	-	-	-	-	663	-	-	663
As at February 28, 2010	61	-	21,278	53	31,862	(164)	(25,463)	6,288
Components of comprehensive income (loss):
Net Loss	-	-	-	-	-	-	(4,848)	(4,848)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Total comprehensive income (loss)								(4,848)
Fair value of warrants issued in connection with stock offering	-	-	-	-	(2,081)	-	-	(2,081)
Issurance of common stock	-	-	5,245	13	13,960	-	-	13,973
Conversion of preferred stock into common	(61)	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	184	-	-	184
As at May 31, 2010	0	-	26,523	66	43,925	(164)	(30,311)	13,516

See accompanying notes to the Consolidated Financial Statements.

Note 1 – Basis of Presentation

The accompanying interim condensed consolidated financial statements of OCZ Technology Group, Inc, a Delaware corporation (“OCZ” or the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at May 31, 2010, the consolidated statements of operations for each of the three months ended May 31, 2010 and 2009, and the consolidated results of cash flows for each of the three months ended May 31, 2010 and, 2009 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The February 28, 2010 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Form 10-K. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements of the Company include the accounts of the Company’s subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

2.	Summary of significant accounting policies

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

Concentration of credit risks

Financial instruments which potentially subject OCZ to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  OCZ maintains credit insurance on the majority of its receivables.  During the periods presented herein, OCZ had deposits in banks in excess of the Federal Deposit Insurance Corporation insurance limit.  OCZ has not experienced any losses in such accounts, and does not believe it is exposed to any significant risk on trade receivables, cash and cash equivalents.

Comprehensive income

Comprehensive income consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of foreign currency translation adjustments, which are also recognized as a separate component of stockholders’ equity.

Trade accounts receivable and allowance for doubtful accounts

Accounts receivable is stated at the net amount which management expects to collect after providing allowances for doubtful accounts, sales payments and sales credits based on an evaluation of a customer’s specific financial situation.  These allowances amounted to approximately $2.84 million as of May 31, 2010 and $2.85 million as of February 28, 2010. Historically, OCZ has not charged interest on past due accounts.

Notes Receivable

On August 31, 2009, OCZ was issued notes receivable related to the sale of various tangible and intangible property. These notes have the following principal amounts and maturities:  $375,488 due July 31, 2010, $105,727 due August 31, 2011 and $414,200 due August 31, 2014. The non-current notes receivable are shown as part of the “Investment” caption on the balance sheet and are stated at the net amount which management expects to collect after providing a valuation allowance.

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

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable tangible and intangible net assets acquired in business acquisitions.  Goodwill is reviewed at least annually for impairment as of the last day of February, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with ASC Topic 350, Intangible – Goodwill and Other.  The brand name intangible assets are being amortized over a 4-year period.  Subsequent payments made for any contingent consideration are charged to goodwill if the acquisition was made prior to the fiscal year ended February 28, 2010, in accordance with the December 2007 revisions to SFAS No. 141 (ASC Topic 805).  For tax purposes, goodwill is deductible over a 15-year period.

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

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Tax positions shall be initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall be initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. It is management's policy to recognize interest and penalties related to tax uncertainties to income tax expense. OCZ has no amounts accrued for interest or penalties as of May 31, 2010 or February 28, 2010 and does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

OCZ Canada pays taxes in Canada.  OCZ does not file consolidated tax returns.

All tax periods after the fiscal year ended December 31, 2005 remain open and subject to audit by the IRS and the State of California.

Fair value of financial instruments

OCZ’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and bank loans and factoring arrangements.  The carrying values of these financial instruments approximate fair value as they are short-term to mature.

In September 2006, the FASB issued FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

▪	Level 1: Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

▪
Level 2: Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

▪	Level 3: Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

	Level I	Level II	Level III
Note Receivable			$375,000
Investment	-	-	$668,000
Fair Value of common stock warrants	-	-	$(2,980,000)

OCZ’s value assigned to the note receivable and investment are based on amounts determined in conjunction with the sale of various tangible and intangible assets.  A discussion of the valuation technique used to measure fair value for the common stock warrants is in Note 10 as part of the “Warrants” section.

Revenue recognition

OCZ records all of its product sales net of allowances for returns, product rebates, sales credits, and market development funds.  Revenue is recognized when there is persuasive evidence of an arrangement, product shipment by a common carrier has occurred, risk of loss has passed, the terms are fixed and collection is probable.  OCZ generally uses customer purchase orders and/or contracts as evidence of an arrangement and the underlying payment terms to determine if the sales price is fixed

Probability of collection is assessed for each customer as it is subjected to a credit review process that evaluates its financial position, ability to pay, and the potential coverage by OCZ’s credit insurer.  If it is determined from the outset of an arrangement that collection is not probable, the customer is required to pay cash in advance of shipment.  OCZ also purchases credit insurance for the majority of its accounts.  OCZ provides for price protection credits on a case-by-case basis after assessing the market competition and product technology obsolescence.  These credits are recorded as a reduction to revenue at the time OCZ reduces its product prices.

Deferred income

OCZ offers terms to certain customers which defer recognition of a sale transaction until such time that OCZ’s customer sells the product to its customers.  As of the three months ended May 31, 2010 and the fiscal year ended February 28, 2010, OCZ shipped merchandise totaling $750,000 and $453,000, respectively, to a certain customer under such arrangement.  The sales and related cost of revenues have been removed from the financial statements and the income shown as deferred income.  Deferred income as of the three months ended May 31, 2010 and the fiscal year ended February 28, 2010 $139,000 and $95,000, respectively; which are included in accrued and other liabilities.

Marketing cooperative arrangements

OCZ has arrangements with resellers of its products to reimburse the resellers for cooperative marketing costs meeting specified criteria.  In certain arrangements, OCZ records advertising costs meeting specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.  For those reimbursements that do not meet the criteria for advertising costs, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Research and development costs

Costs of researching and developing new technology or significantly altering existing technology are expensed as incurred.

Shipping and handling

Historically, amounts billed to customers for shipping and handling have been de minimus.  For the three months ended May 31, 2010 and  2009 and the fiscal year ended February 28, 2010 these amounts were $17,000, $54,000 and $133,000, respectively, and were accounted for as a reduction in general, administrative and operations expense.

Advertising

Advertising costs are expensed as incurred and in the three months ended May 31, 2010 and  2009 and the fiscal year ended February 28, 2010 were $767,000, $648,000 and $3 million, respectively.  Advertising costs are included in sales and marketing expense.

Foreign currency translation

Substantially all of OCZ’s sales are invoiced in U.S. dollars.

The accounts of OCZ’s operations in Canada are maintained in Canadian dollars.  All of OCZ’s other accounts are maintained in U.S. dollars.  Assets and liabilities are translated into U.S. dollars at rates in effect at the balance sheet date.  Net revenues, cost of revenues and expenses are translated at weighted average rates during the reporting period.  Foreign currency transaction gains/(loss) of approximately $(4,000), $137,000 and $111,000 were included in other income or expense in the accompanying statement of operations for the three months  ended May 31, 2010 and 2009 and the fiscal year ended February 28, 2010, respectively.

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

Since OCZ’s stock-based compensation plan was established in December 2004, all options have been issued at or above the estimated fair market value so that there is no intrinsic value to be expensed.  Stock based compensation charged to expenses was $184,000, $255,000 and $663,000 for the three months ended May 31, 2010 and  2009 and the fiscal year ended February 28, 2010, respectively.  As of the fiscal quarter ended May 31, 2010, compensation costs related to non-vested options amounted to approximately $1.428 million and will be recognized in the periods to May 31, 2014 over a weighted average term of 12.8 months.

The fair value of options grants was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended	Fiscal Year Ended	Fiscal Year Ended
	May 31, 2010	February 28, 2010	February 28, 2009
Expected dividend	0%	0%	0%
Risk free interest rate	2.02%	2.00%	2.8%
Expected volatility	0.47	0.58	0.40

Expected life (in years)	4.35	4.28	4.24

3.	Recent accounting pronouncements

Recent accounting pronouncements which are deemed relevant to OCZ’s operations included:

In June 2009, the FASB issued the Accounting Standards Codification ("Codification"), which became the single source of authoritative non-governmental GAAP.  The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically-organized online database.  All references to the authoritative accounting literature in OCZ’s financial statements are referenced in accordance with the Codification.  There were no material changes to the financial statements as a result of implementing the Codification.

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

4.	Inventory

Inventory consists of the following:

	May 31, 2010 (in thousands)	February 28, 2010 (in thousands)
Raw materials	$4,273	$3,246
Work in progress	7,971	5,319
Finished goods	1,329	1,281
	$13,573	$9,846

5.	Property and equipment

Net property and equipment consists of the following:

	May 31, 2010 (in thousands)	February 28, 2010 (in thousands)
Vehicles	$135	$135
Furniture and fixtures	38	38
Equipment	4,660	4,471
Leasehold Improvements	439	439
	5,271	5,083
Less: accumulated depreciation	(2,711)	(2,454)
	$2,560	$2,629

Depreciation expense for the three months ended May 31, 2010 and  2009 and the fiscal year ended February 28, 2010 amounted to $257,000, $233,000 and $1.0 million, respectively.

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

During the year ended February 28, 2010, OCZ recorded a $911,000 charge for impairment of goodwill and other intangibles.  In February 2010, OCZ stopped the manufacture and sale of certain Hypersonic PC Systems products.  As a result, the goodwill recorded from that acquisition was determined to be fully impaired and all remaining goodwill from the Hypersonic PC Systems acquisition was written off.

Changes in the carrying amount in goodwill and other intangible assets are summarized as follows:

	Goodwill (in thousands)	Other Intangible assets (in thousands)
Cost
As at February 28, 2010	$10,796	$446
Additions during the period for acquisition earn out payment	143	—
As at May 31, 2010	$10,939	$446

Accumulated Amortization
As at February 28, 2010	$842	$358
Amortization for the period	—	18
As of May 31, 2010	$842	$376

Net carrying value
As at February 28, 2010	$9,954	$88
As at May 31, 2010	$10,097	$70

Other intangible assets

Intangible assets totaling $280,000(PC Power and Cooling, Inc.) allocated to trade name and trade marks from the above acquisitions are being amortized over 48 months on a straight-line basis.  The remaining balance of intangible assets relating to the acquisition of the Hypersonic PC Systems assets was written off as of February 28, 2010.  Amortization expense during the three months ended May 31, 2010 and 2009 was $18,000 and $28,000, respectively.

The expected amortization for the future periods is as follows:

Fiscal years ending February 28,
(9 months) 2011	$52,500
2012	17,500
$70,000

7.	Accrued expenses

Accrued expenses consist of the following:

	May 31, 2010 (in thousands)	February 28, 2010 (in thousands)
Professional fees	$93	$230
Interest expense	42	50
Mail in rebate provision	180	544
Sales marketing program	724	741
Employee related expenses	530	522
Customer warranty provision	291	358
Uninvoiced goods and services	1,241	1,196
Other liabilities	577	748
Accrued expenses	$3,678	$4,389

8.	Commitments and contingencies

Lease commitments.

OCZ and its subsidiaries lease office and warehouse facilities under lease terms expiring at various dates through 2013.  Rent expense amounted to $195,000 and $194,000  for the three months ended May 31, 2010 and 2009, respectively.  As of May 31, 2010, the future minimum payments due under these non cancellable lease agreements are as follows:

Fiscal years ending February 28/29	(in thousands)
(9 months) 2011	$532
2012	343
2013	13
$888

Contingencies.

In 2009, OCZ received inquiries from the U.S. Department of Commerce and the Federal Bureau of Investigation regarding the potential re-export of its products from the United Arab Emirates into Iran.  OCZ consequently launched an internal investigation performed by outside counsel.  The investigation concluded that while between 2004 and 2008, OCZ maintained a relationship with a distributor in the United Arab Emirates, OCZ has not found any specific facts confirming these suspicions or any information about when such re-exports would have occurred or who may have received the products.  However, OCZ did provide approximately $500 in sales support materials to the distributor in connection with a sales presentation in Iran.  OCZ has terminated its relationship with this distributor.

The investigation separately discovered that in 2007 and 2008, in a total of three instances, OCZ sent one of its high speed Reaper memory module products free of charge as either samples or replacement parts to individuals in Iran and an individual who claimed an address in Cuba but subsequently changed the address to one in Mexico.

OCZ had also received information that a distributor in Lebanon to whom it sold Neural Impulse Actuators September 2008 may have re-exported one of these units into Syria and in general was interested in distributing its products in Syria, but OCZ has not found specific facts confirming when such re-export would have occurred or who may have received the product.  OCZ has terminated its relationship with this distributor.

OCZ has voluntarily disclosed these transactions to the U.S. Department of Commerce and the U.S. Department of the Treasury and has cooperated fully with requests for information from these entities as well as the Federal Bureau of Investigation.  Should the U.S. government allege that OCZ has violated the Iranian Transaction Regulations and/or Export Administration Regulations, the maximum fine for each violation that OCZ could be subject to would be the greater of $250,000 or two times the value of the illegal transaction.  Based on the list price of the products in question, OCZ believes the maximum fine per violation would be $250,000.  OCZ believes, however, there is a good faith basis for leniency if any fines are assessed, given the relatively small number of units and revenue at issue, its full cooperation with the U.S. government and its immediate attention to rectifying the underlying causes of the problems.  As a result of the discovery of these events, OCZ has implemented more stringent export control procedures to prevent inadvertent transfers and retransfers to sanctioned countries. At this time, OCZ cannot determine an estimated cost, or range of costs, that may be incurred upon resolution of this matter.  Accordingly, no provision has been provided for this matter.

9.	Bank loan and notes payable

In November 2007, OCZ obtained a bank line of credit facility with Silicon Valley Bank ( “SVB”) in the initial amount of $10 million which was subsequently increased to $12 million during 2008 (the “SVB Credit Facility”).  SVB had a lien on essentially all OCZ’s assets as collateral and requires periodic operational reporting in lieu of any financial covenants other than tangible net worth as defined.  In February 2009, in connection with the execution of an Amendment, the SVB Credit Facility was reduced to $10 million because OCZ was not in compliance with two financial covenants that SVB waived.

In order to replace the SVB Credit Facility, in July 2009, OCZ entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which OCZ may factor its foreign receivables up to $10 million in the aggregate (as amended, the “ FGI Agreement ”).  Additionally, in July 2009, OCZ entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “ SVB Agreement ” and collectively with the FGI Agreement, the “ Factoring Loan Agreements ”) to factor all its domestic receivables up to $10 million in the aggregate.  The SVB Agreement also capped the aggregate debt under both Factoring Loan Agreements to $14 million until May 10, 2010 at which time the $14 million cap was increased to $17.5 million.  Under the Factoring Loan Agreements, OCZ has guaranteed its obligations thereunder and has pledged substantially all of its assets as security.  As of May 31, 2010, the outstanding loan balances under the Factoring Loan Agreements were $10.4 million in the aggregate.

Under the SVB Agreement, OCZ can borrow an amount up to75% of the value of its approved factored customer invoices.  Interest is payable monthly on the aggregate of the face amounts of the unpaid factored customer invoices each month.  SVB also charges a monthly collateral handling fee based upon the unpaid factored customer invoices each month.  The rate of interest and the amount of the collateral handling fee is dependent upon OCZ’s Quick Ratio which is defined for this purpose as OCZ’s cash, marketable securities and accounts receivable divided by its current liabilities.  If OCZ’s Quick Ratio is greater than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.25% per annum and the collateral handling fee is 0.10%.  If OCZ Quick Ratio is less than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.75% per annum and the collateral handling fee is 0.45%.  The SVB Agreement requires that OCZ maintain a minimum Quick Ratio of at least 0.50:1.00.  Receivables are subject to recourse in the event of nonpayment by the customer.

Under the FGI Agreement, OCZ can borrow an amount up to 75% of the value of its approved factored customer invoices.  Interest is payable each month on the aggregate of the face amounts of the unpaid factored customer invoices at a rate greater of 8.00% per annum or 3.00% above the rate of interest designated by FGI as its selected “Prime Rate” or “Base Rate”, as the case may be (currently based upon the Wall Street Journal, Money Rates Section).  Additionally, FGI charges a collateral management fee equal to 0.58% of the average monthly balance of the face amount of the outstanding unpaid factored customer invoices.  If OCZ fails to maintain minimum monthly borrowings of at least $2.5 million FGI will assess a deficiency charge in an amount equal to charges that would apply had it maintained a $2.5 million borrowing minimum for the applicable month less the actual charges paid for such month.  FGI has the option under the FGI Agreement of buying customer invoices without recourse.  To date, FGI has not done so and OCZ doesn’t anticipate that it will do so.  Receivables are subject to recourse in the event of nonpayment by the customer.

In order to provide some bridge financing as these new financing arrangements were established, in August 2009  OCZ borrowed $500,000 from its Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan is repayable in equal installments in February 2010 and September 2010.  Even though the principal amount of $250,000 was due in February, Mr. Petersen waived payment until April 2010, at which time he was paid the $250,000 principal amount plus interest accrued through April 2010.

10.	Stockholders’ Equity

The numbers of shares and their prices have been adjusted to reflect the 1-for-2.5 stock reverse split that took place in September 2009.

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

During the fiscal years ended February 28, 2009 and February 29, 2008, approximately 74,000 and 328,528 shares of common stock, respectively, were issued in connection with the exercise of stock options.  There were no stock option exercises during the fiscal year ended February 28, 2010 or in the three months ended May 31, 2010.

In March 2010, OCZ issued 5,151,662 shares of its common stock at $3.00 per share, and 29,710 shares of common stock in connection with certain services received.  OCZ also issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share.  In addition, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, if such a warrant were exercised, the holder of such warrant would be entitled to receive another warrant to purchase up to 77,275 shares of its common stock at $5.25 per share.  See “Warrants” below in this footnote 10 for more detail.  All of these shares of common stock and warrants were issued in reliance on Rule 506, Regulation D, of the Securities Act.

In connection with OCZ’s March 2010 fund raising, OCZ entered into a registration rights agreement which requires OCZ to file a registration statement with the SEC no later than May 21, 2010, to register 5,151,662 shares of its common stock and 2,575,833 shares of its common stock issuable upon exercise of certain warrants.  The registration statement was filed with the SEC on May 21, 2010.

In April 2010, OCZ granted options to purchase an aggregate of 330,000 shares of its common stock under OCZ’s stock option plan with the exercise price of $4.35 per share, which was the fair market value per share on the date of grant

In May 2010, all shares of OCZ’s Series A preferred stock and all warrants to purchase shares of Series A preferred stock were converted into shares of common stock and warrants to purchase shares of common stock, respectively. Under the terms of OCZ’s certificate of incorporation with respect to OCZ’s Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60 th ) trading day following the commencement of trading of OCZ’s common shares on a public stock exchange, including OTCBB (“ Mandatory Conversion ”). The trading of OCZ’s common shares commenced on OTCBB on February 10, 2010, and the 60 th trading day following the commencement of trading was May 4, 2010. The number of shares of OCZ’s common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows: If the sixty (60) day per share average closing price of OCZ’s common stock on such public stock exchange (the “ 60 Day Average ”) is between $3.00 and $5.00, then the Denominator Price will be the 60 Day Average. Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of OCZ’s Series A preferred stock were converted into 62,733 shares of OCZ’s common stock, and warrants to purchase 140,520 shares of OCZ’s Series A preferred stock were converted into warrants to purchase 144,541 shares of OCZ’s common stock at $4.86 per share.

The following table summarizes shares outstanding for the three months ended May 31, 2010 and the fiscal year ended February 28, 2010.

	Three Months Ended	Fiscal Year Ended
	May 31, 2010	February 28, 2010
	(in thousands)	(in thousands)
Shares outstanding, beginning	21,278	21,278
Weighted-average shares issued	3,884	-
Series A Preferred stock converted	18	-
Weighted-average shares, basic	25,180	21,278
Effect of dilutive stock options and warrants	-	-
Weighted-average shares, diluted	25,180	21,278

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

The following table summarizes option activity for the fiscal year ended February 28, 2010 and the three months ended May 31, 2010.

		Number of			Weighted
	Shares	shares			Average
	available	under	Exercise	Total	Exercise
	for grant	option	Price	Value	Price

Balance at February 28, 2010	1,659,614	2,779,111	-	$6,122,218	$2.20
New Authorized	-	-	-	-	-
Options granted)	(330,000)	330,000	$4.35	1,435,500	4.35
Options exercised	-	-	-	-	-
Options forfeited	215,227	(215,227)	$1.05-$8.28	(812,900)	3.78
Balance at May 31, 2010	1,544,841	2,893,884	-	$6,744,818	$2.33

The following table summarizes information about stock options outstanding and exercisable:

	May 31, 2010	February 28, 2010
Exercise price range	$0.40-$8.53	$0.40-$8.53
Shares outstanding	2,893,884	2,779,111
Weighted average exercise price	$2.33	$2.20
Weighted average contractual life	8.3 years	8.4 years
Shares exercisable	1,420,869	1,287,695
Weighted average exercise price	$2.61	$2.76
Weighted average contractual life	7.4 years	7.5 years

Warrants

OCZ issued warrant instruments on April 28, 2006, June 12, 2006 and October 12, 2006 to Merchant John East Securities Limited (f/k/a John East & Partners Limited) as part of fee arrangements relating to its initial and follow-on offerings on AIM and a previous private placement. The remaining warrants are convertible into an aggregate of 142,577 shares of OCZ’s common stock, of which warrants to exercise 97,354 shares expire on September 16, 2013, and warrants to exercise the remaining shares expire on June 21, 2011. The exercise prices of the shares subject to warrants are 121.88 pence (approximately $1.85 at current exchange rates) for 45,223 shares, 162.50 pence (approximately $2.47 at current exchange rates) for 92,194 shares and 200.00 pence (approximately $3.04 at current exchange rates).

OCZ issued warrant instruments in January and February 2010 to various investors in connection with a lockup agreement. These warrants are convertible into an aggregate of 140,520 shares of OCZ’s Series A preferred stock and expire between July 20 and August 24, 2010 at the exercise price of $5.00 per share. On May 4, 2010, all of these warrants were converted into warrants to purchase 144,541 shares of OCZ’s common stock with an exercise price of $4.86 per share.

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per shares.  In addition, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, if such a warrant were exercised, the holder of such warrant would be entitled to receive another warrant to purchase up to 77,275 shares of its common stock at $5.25 per share.  All of these warrants will expire on March 23, 2015.

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities  pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40).  Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $2,081,000 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was increased to $2,980,000 at May 31, 2010 which resulted in the recognition of a non-cash charge of $899,000 in the Statement of Operations for the 3 months ended May 31, 2010. OCZ is required to continue to adjust the warrants to fair value through current period operations for each reporting period.

The fair value of the warrants at March 23, 2010 was calculated using the Black-Scholes model with the following assumptions: Dividend yield: 0%, Volatility: 47%, Expected life: 5 years, Risk free rate: 2.02%, and a current share price of $3.00. At May 31, 2010 the assumptions were: Dividend yield: 0%, Volatility: 47%, Expected life: 4.75 years, Risk free rate: 2.02%, and a current share price of $3.69.

The following table summarizes warrant activity for the fiscal year ended February 28, 2010 and the three months ended May 31, 2010.

				Weighted
				average
	Number	Exercise	Total	exercise
	of shares	price	Value	Price
Balance at February 28, 2010	283,097	$2.25-$5.00	$1,101,028	$3.89
Warrants granted	2,807,658	3.00-5.25	14,392,467	5.13
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Balance at May 31, 2010	3,090,755	$2.25-5.25	$15,493,495	$5.01

11.	Employee savings and retirement plan

OCZ has a 401(k) plan, known as the “OCZ Pension Plan.”  Eligibility to participate in the plan is subject to certain minimum service requirements.  Employees may voluntarily contribute up to $16,500 per annum (or $22,000 for individuals over 50 years of age), being the IRS maximum and OCZ may make matching contributions as determined by the Board in a resolution on or before the end of the fiscal year.  Any contributions by OCZ are immediately 100% vested.  OCZ did not make any contributions in the three months ended May 31, 2010 or in fiscal 2009.

12.	Segment and geographic information

OCZ operates in a single industry segment and has three product groups comprised of memory processing, power supplies/other, and SSD storage.

The following table sets forth the revenues for each of OCZ’s product groups for the three months ended May 31, 2010 and May 31, 2009:

Product Group	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009
	(in thousands)	(in thousands)
Memory	$15,032	$17,363
SSD	13,349	10,485
Power Supplies/other	5,902	7,923
Total	$34,283	$35,771

OCZ’s revenues by major geographic area (based on shipping destination) were as follows:

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009
	(in thousands)	(in thousands)
United States	$16,623	$14,887
Canada	2,010	1,662
Europe/Middle East/Africa	12,209	13,478
Rest of World	3,441	5,744
Total	$34,283	$35,771

During the three months ended May 31, 2010 and 2009, sales to one customer represented 22% and 18%, respectively of net revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Cautionary Statement

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended May 31, 2010, herein referred to as “the May 2010 quarter .” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc. on a consolidated basis.  References to “$” are to United States dollars .

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February.  Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending July 2, 2010 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions pose a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases.  We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2010, as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.

Overview

We are a leading provider of high performance Solid State Drives (“SSDs”) and Memory Modules for computing devices and systems.  Founded in 2002, we are incorporated in Delaware and have our headquarters in San Jose, California and offices in Canada, The Netherlands, and Taiwan.  Our fiscal year ends on the last day of February.

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a diversification strategy, which began in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business.  As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “ OEMs ”).

In addition to our SSD and Memory Module product lines, we design, develop, manufacture and sell other high performance components for computing devices and systems, including thermal management solutions, AC/DC switching power supplies (or “PSU’s”) and computer gaming solutions.  We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently and cost effectively.  Through our diversified and global distribution channel, we offer more than 450 products to 323 customers, including leading retailers, etailers, OEMs and computer distributors.

Our ten largest customers measured by net revenues for our quarter ended May 31, 2010 are listed as follows in alphabetical order:

AK-Cent Microsystems
D & H Distributing Company
Magnell Associate Inc. dba Newegg.com
Maxcom Memory GmbH
MEMORYWORLD GmbH & Co., KG
Micro Center Corporation
Micro Peripherals LTD
Netlink Computer Inc.
SYX Distribution Inc.
Tech Data Service GmbH

These ten customers represented approximately 57% our net revenue for the three months ended May 31, 2010.  Our largest customer is Magnell Associates Inc. dba NewEgg.com, which represented approximately 22% of our revenue for our three months ended May 31, 2010.  No other customer was responsible for 10% or more of our net revenues.

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

We commenced operations in 2002 and shares of our common stock began trading on AIM in June 2006.  On April 28, 2006, we amended our certificate of incorporation to, among other matters, affect a 3-for-1 forward stock split.  In May 2007, we acquired PC Power and Cooling, Inc., a privately-held manufacturer of power supplies that was based in San Diego, California.  We now offer both PC Power and Cooling, Inc. and OCZ branded power supplies.  In October 2007, we acquired substantially all of the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a privately-held manufacturer of high performance gaming PCs and laptops aimed at the computer gaming community that was based in Great Neck, New York.  In March 2009, we amended our certificate of incorporation primarily to increase the number of authorized shares and eliminate a number of provisions which required us to comply with various United Kingdom laws in the case of, among other things, takeovers and tender offers.  On April 1, 2009, following appropriate stockholder approval, we voluntarily delisted our common stock from trading on AIM.  On January 14, 2010, our common stock was listed on the Over The Counter Bulletin Board (“OTCBB”), and from February 10, 2010 to April 22, 2010, our common stock was traded on the OTCBB.  Since April 23, 2010, our common stock has been traded on The NASDAQ Capital Market.

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

As of the three months ended May 31, 2010, we had 323 customers, most of which are distributors, system integrators, retailers and etailers in 60 countries.

In September 2009, we sold all inventory, patents and other assets related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation, in exchange for notes with principal amounts in the aggregate of $895,415 and shares of BCInet, Inc.’s Series A preferred stock, representing a 27% equity stake in BCInet, Inc.  Also in September 2009, we amended our certificate of incorporation to affect a 1-for-2.5 reverse stock split.  All share amounts in this document have been adjusted for the effect of this reverse split.

Results of Operations for Three Months Ended May 31, 2010 and 2009

The following table sets forth our financial results, as a percentage of net revenues for the periods indicated.

	Three Months Ended
	May 31,
	unaudited
	2010	2009

Net revenues	100.0%	100.0%
Cost of revenues	87.9%	89.7%
Gross profit	12.1%	10.3%

Sales and marketing	8.0%	7.4%
Research and development	4.6%	4.2%
General, administrative and operations	9.4%	10.5%
Total operating expenses	22.0%	22.1%
Operating income (loss)	(9.9)%	(11.8)%
Other income (expense) - net	0.0%	0.4%
Interest and financing costs	(1.6)%	(0.7)%
Adjustment to the fair value of common stock warrants	(2.6)%	0.0%
Income (loss) before imcome taxes	(14.1)%	(12.1)%

Income tax expense (benefit)	0.0%	0.0%
Net income (loss)	(14.1)%	(12.1)%

Comparison of the Three Months Ended May 31, 2010 and 2009

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and SSDs are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a diversification strategy which began in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business.  As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “ OEMs ”).

Net revenues.  Net revenues decreased by $1.5 million, or 4.2% to $34.3 million for the three months ended May 31, 2010 compared with $35.8 million for three months ended May 31, 2009.  This decrease was due to several factors described below.  Memory net revenues decreased $2.3 million to $15.0 million for the three months ended May 31, 2010 compared with $17.4 million for the three months ended May 31, 2009 as we continued to transition towards SSD and away from our legacy memory products.  Power supplies and other net revenues also decreased by $2.0 million to $5.9 million for the three months ended May 31, 2010 compared with  $7.9 million for the three months ended May 31, 2009 due to a 10% decrease in average selling prices of power supplies coupled with our inability to receive power supply parts in the quarter in time to meet demand for power supplies.  The decreases in memory and power supplies and other  net revenues were partially offset by a $2.9 million increase in SSD  net revenues due to increased demand in SSD products and an increase in SSD product pricing.

Cost of revenues.  Cost of revenues decreased by $2.0 million, or 6.1%, to $30.1 million for the three months ended May 31, 2010 compared with $32.0 million for three months ended May 31, 2009.  Cost of revenues as a percentage of net revenues was 88% for the three months ended May 31, 2010 compared with 90% for the three months ended May 31, 2009.  The decrease in absolute dollars of cost of revenues was attributable to the decrease in net revenues.  The lower cost of revenues as a percentage of net revenues in three months ended May 31, 2010 was driven by higher memory and SSD average sales prices partially offset by a decrease in power supplies average selling  prices.

            Sales and marketing expenses.  Sales and marketing expenses increased by $79,000, or 3%, to $2.74 million for the three months ended May 31, 2010 compared with $2.66 million for the three months ended May 31, 2009.  Sales and marketing expenses were 8% and 7.4% of net revenues for the three months ended May 31, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were due to higher costs related to our sales and marketing programs.

Sales and marketing expenses include stock-based compensation expense of $42,000 and $69,000 for the three months ended May 31, 2010 and 2009, respectively.

Research and development expenses.  Research and development expenses increased by $74,000, or 5% to $1.6 million for the three months ended May 31, 2010 compared with $1.5 million for the three months ended May 31, 2009.  Research and development expenses were 5% and 4% of net revenues in the three months ended May 31, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were primarily due to additional resources used in the development of our SSD products.

Research and development expenses include stock-based compensation expense of $61,000 and $74,000  for the three months ended May 31, 2010 and 2009, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses decreased by $480,000, or 12.8%, to $3.3 million for the three months ended May 31, 2010 compared with $3.8 million for the three months ended May 31, 2009.  General, administrative and operations expenses were 10% of net revenues in both the three months ended May 31, 2010 and 2009, respectively.  The decrease in absolute dollars was primarily due to $281,000 of reduced shipping costs reflecting our lower sales volume and $154,000 of lower legal and accounting expenses.

General and administrative expenses include stock-based compensation expenses of $81,000 and $112,000  for the three months ended May 31, 2010 and 2009, respectively.

Other income/(expense)-net.  Other expense-net decreased by $137,000 102% to ($3,000) for the three months ended May 31, 2010 compared with $134,000 in the three month ended May 31, 2009. This change was the result of a $3,000 foreign translation loss in the three months ended May 31, 2010 compared with a $134,000 foreign translation gain in the three months ended May 31, 2009.

Interest and Financing Costs.  Interest and financing costs increased $289,000 to $542,000 for the three months ended May 31, 2010 compared with $253,000 for the three months ended May 31, 2009.  This increase was primarily due to the higher interest rates and fees charged on borrowed funds payable under our new credit facilities which began in August 2009 coupled with higher amounts borrowed.

Adjustment to the fair value of common stock warrants.  On March 23, 2010 we issued warrants to purchasers of common stock which required us to record a non-cash charge of $899,000 related to a fair value adjustment as of May 31, 2010 for the embedded derivative in those warrants.  No such warrants were outstanding on May 31, 2009 and therefore no related charge needed to be recorded.

Provision for Income taxes.  The provision for income taxes was zero in the three month period ended May 31, 2010 compared with a $1,000 benefit for the three month period ended May 31, 2009.  Based on uncertain markets and continued economic concern, management has not projected a benefit from the deferred tax asset beyond a year of operations.  As a result, there has been no benefit recorded with respect to the first quarter loss.

Liquidity and Capital Resources

Since our inception, we have historically not generated cash from operations and have relied upon funds from equity offerings and debt financing.

Operating Activities.  Net cash provided (used) by operating activities was ($10.357) million and $1.341 million for the three months ended May 31, 2010 and 2009, respectively.  Net cash was used by operating activities during three months ended May 31, 2010 in a number of ways.   We had a $4.8 million loss for the three months ended May 31, 2010.  Additionally, cash was used to increase inventory by $3.7 million, accounts receivable by $1.3 million, prepaid expenses by $953,000 and decrease accounts payable by $493,000 and accrued and other liabilities by $711,000. These cash uses for the three months ended May 31, 2010 were partially offset by a $899,000 non-cash charge for fair value adjustments of stock warrants.  These cash uses primarily reflect our use of the $13.9 million of net proceeds raised in the quarter to bolster working capital as we increased inventory for future sales, sold additional product on credit and paid down certain vendors to open up additional vendor credit.   Net cash provided by operating activities for the three months ended May 31, 2009 was due primarily to decreases in accounts receivable of $3.09 million and inventory of $935,000 partially offset by an increase in accrued and other liabilities of $641,000 and a net loss of $4.32 million.  The decreases in accounts receivable and inventory for the three months ended May 31, 2009 were primarily due to better collection efforts and higher sales of existing inventory.

Investing activities.  Net cash used by our investing activities was $341,000, and $352,000 for the three months ended May 31, 2010 and 2009, respectively.  Of these amounts, $188,000 and $275,000, respectively, were related to the purchase of fixed assets including those needed to support our growth and establish our warehouse and manufacturing facility in Taiwan.  These amounts also include earn out payments for the 2007 acquisition of PC Power & Cooling of $143,000 and $116,000 for the three months ended May 31, 2010 and 2009, respectively.

Financing activities.  Net cash provided (used) by our financing activities was $13.8 million and ($866,000) for the three months ended May 31, 2010 and 2009, respectively.  Cash provided by financing activities in the three months ended May 31, 2010 primarily reflects our common stock issuance of $13.9 million (net of expenses), partially offset by the $250,000 principal payment of a shareholder loan from our Chief Executive Officer, Ryan Petersen.  In March 2010, we issued an aggregate of 5,151,662 shares of our common stock at $3.00 per share in connection with a private placement, whereby we received gross proceeds of $15.45 million and incurred $1.57 million of fund raising costs.  The $13.9 million (net of expenses) sale of common stock also included the issuance of warrants to purchase up to (i) 2,575,833 shares of our common stock at $5.25 per share and (ii) 154,550 shares of our common stock at $3.00 per share.  The net cash used of ($866,000) for the three months ended May 31. 2009 was due to our paying down amounts we owed under the SVB Credit Facility.

Other factors affecting liquidity and capital resources.

We have historically not generated cash from operations and have relied upon equity offerings and debt financing to support our growth objectives.  In July 2009, we entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we may factor our foreign receivables up to $10 million in the aggregate (as amended, the “ FGI Agreement ”).  Additionally, in July 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “ SVB Agreement ” and collectively with the FGI Agreement, the “ Factoring Loan Agreements ”) to factor all our domestic receivables up to $10 million in the aggregate.  The SVB Loan Agreement caps the aggregate debt under both Factoring Loan Agreements to $17.5 million.  Under the Factoring Loan Agreements we have guaranteed our obligations thereunder and have pledged substantially all of our assets as security.  As of February 28, 2010, the outstanding loan balances under the Factoring Loan Agreement were $10.4 million in the aggregate.

Under the SVB Agreement, we can borrow an amount up to 75% of the value of our approved factored customer invoices.  Interest is payable monthly on the aggregate of the face amounts of the unpaid factored customer invoices each month.  SVB also charges a monthly collateral handling fee based upon the unpaid factored customer invoices each month.  The rate of interest and the amount of the collateral handling fee is dependent upon our Quick Ratio which is defined for this purpose as our cash, marketable securities and accounts receivable divided by our current liabilities. If our Quick Ratio is greater than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.25% per annum and the collateral handling fee is 0.10%.  If our Quick Ratio is less than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.75% per annum and the collateral handling fee is 0.45%.  The SVB Agreement requires a minimum Quick Ratio of 0.50:1.00.  As of May 31, 2010 our Quick Ratio was 64.9%.  Receivables are subject to recourse in the event of nonpayment by the customer.

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

The SVB Agreement was a result of renegotiation with Silicon Valley Bank and replaced our prior agreement with them.  Since we entered into this new agreement, we have been in full compliance with all  of its requirements.  However, under our prior agreement, we had certain measures of financial performance that we were required to meet and, on occasion, with which we were unable to comply.  In February through May of 2009, we did not meet a minimum required threshold as set forth in the original Silicon Valley Bank agreement for a financial performance ratio called a ‘quick ratio’ which is the ratio of our cash, marketable securities and accounts receivable divided by our liabilities, and Silicon Valley Bank granted us a waiver for these months.  In addition, in May 2009, we did not meet a threshold requirement for a minimum amount of earnings before interest, taxes, depreciation and amortization (“ EBITDA ”) and Silicon Valley Bank also granted us a waiver in this instance as well.  Although the ‘quick ratio’ test remains in our current SVB Agreement, it does not contain a minimum EBITDA covenant.

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

There is no assurance that we will be able to comply with one or more covenants of our Factoring Loan Agreements in the future.  If we violate one or more covenants in the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment effectively causing all loan balances to become due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of May 31, 2010:

PAYMENTS DUE BY PERIOD

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Current debt obligations	$250	$250	$-	$-	$-

Operating lease obligations	$887	$532	$355	-	-

Total	$1,137	$782	$355	$-	$-

Inflation

Inflation was not a material factor in either revenues or operating expenses during the three months ended May 31, 2010 and 2009.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 which was filed with the SEC on May 20, 2010.  These critical accounting policies relate to revenue recognition, inventory, income taxes, goodwill and other intangibles, and share based compensation.  There have been no material changes to our critical accounting policies since February 28, 2010.

New Accounting Pronouncements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4T.  Controls and Procedures

Evaluation of disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), at the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, which was filed with the SEC on May 20, 2010, have not materially changed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended May 31, 2010, we issued 29,710 shares of common stock in connection with certain services received.  The shares were issued in reliance on Rule 506 of Regulation D or Section 4(2) under the Securities Act.  In addition, we issued an aggregate of 5,151,662 shares of our common stock at $3.00 per share in connection with a private placement.  These shares were issued in the United States in reliance of Rule 506 of Regulation D under the Securities Act and all recipients of our common stock were “accredited” as defined under the rules of the SEC.  As part of the private placement offering, we also issued warrants to purchase up to (i) 2,575,833 shares of our common stock at $5.25 per share (the “$5.25 Warrants”) and (ii) 154,550 shares of our common stock at $3.00 per share (the “$3.00 Warrants”).  The warrants were issued in reliance on Rule 506 of Regulation D or Section 4(2) under the Securities Act.  Further, we have a commitment to issue a warrant for up to 77,275 shares of our common stock at $5.25 per share.  Both the $5.25 Warrants and the $3.00 Warrants are immediately exercisable, will expire on March 23, 2015, and may be exercised on a cashless basis.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

In May 2010, all of our shares of Series A Preferred Stock and warrants to purchase shares of Series A Preferred Stock were converted respectively into common shares and warrants to purchase common shares.  Under the terms of our certificate of incorporation with respect to our Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of our common shares on a public stock exchange, including Over The Counter Bulletin Board (“OTCBB”) (“Mandatory Conversion”).  The trading of our common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010.  The number of shares of our common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows:  If the sixty (60) day per share average closing price of our common stock on such public stock exchange (the “60 Day Average”) was between $3.00 and $5.00, then the Denominator Price would be the 60 Day Average.  Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of our Series A preferred stock were converted into 62,733 shares of our common stock, and warrants to purchase 140,520 shares of our Series A preferred stock were converted into warrants to purchase 144,541 shares of our common stock.

Item 6.  Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCZ TECHNOLOGY GROUP, INC.

/s/ Ryan M. Petersen

Ryan M. Petersen,
President & CEO

Date:    July 12, 2010