Form 10-Q/A
period 2010-05-31
OCZ TECHNOLOGY GROUP INC
filed 2010-07-19
CIK 1355128

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of OCZ Technology Group, Inc. (the “Company”) for the fiscal quarter ended May 31, 2010 previously filed with the Securities and Exchange Commission (the “SEC”) on July 12, 2010 (the “Initial Filing”) solely to correct inadvertent omissions contained in certifications under Rule 13-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Such certifications, as of the date hereof, are included herewith corrected and in their entirety.

Except as described herein, this Amendment does not revise, update, or in any way affect any disclosure contained in the Initial Filing and does not reflect events that may have occurred subsequent to the original filing date.  This Amendment should be read in conjunction with our SEC filings made subsequent to Initial Filing.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCZ TECHNOLOGY GROUP, INC.

/s/ Ryan M. Petersen
Ryan M. Petersen,
President & CEO

Date:    July 19, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________
*	Furnished herewith