Form 10-Q
period 2010-08-31
OCZ TECHNOLOGY GROUP INC
filed 2010-10-15
CIK 1355128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 12, 2010, there were 26,674,102 shares of the registrant’s common stock, $0.0025 par value, outstanding, which is the only class of common stock of the registrant issued.

OCZ TECHNOLOGY GROUP, INC.
Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

OCZ Technology Group, Inc.
Consolidated Balance Sheets
($ in thousands)

	August 31, 2010	February 28, 2010
	unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$2,604	$1,224
Accounts receivable, net of allowances of $2,108 and $2,853	28,107	20,380
Inventory, net	15,395	9,846
Note receivable	375	375
Deferred tax asset, net	-	836
Prepaid expenses and other current assets	2,514	1,811
Total current assets	48,995	34,472
Property and equipment, net	2,443	2,629
Intangible asset	53	88
Goodwill	9,989	9,954
Investment	668	668
Other assets	17	38
Total assets	$62,165	$47,849

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable	$13,074	$10,354
Note payable	250	500
Accounts payable	37,543	26,318
Accrued and other liabilities	4,572	4,389
Total current liabilities	55,439	41,561
Common stock warrant liability	529	-
Total Liabilities	55,968	41,561

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0025 par value; 20,000,000 shares authorized; 0 and 60,990 shares issued and outstanding as of August 31, 2010 and February 28, 2010 respectively	-	-
Common stock, $0.0025 par value; 120,000,000 shares authorized; 26,622,436 and 21,278,643 shares issued and outstanding as of August 31, 2010 and February 28, 2010 respectively	66	53
Additional paid-in capital	44,196	31,862
Accumulated translation adjustment	(166)	(164)
Accumulated deficit	(37,899)	(25,463)
Total stockholders' equity	6,197	6,288
Total liabilities and stockholders' equity	$62,165	$47,849

See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share amount)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	unaudited		unaudited
	2010	2009	2010	2009

Net revenues	$38,045	$37,795	$72,328	$73,566
Cost of revenues	36,425	31,534	66,544	63,610
Gross profit	1,620	6,261	5,784	9,956

Sales and marketing	3,642	2,552	6,377	5,208
Research and development	1,694	1,204	3,258	2,694
General, administrative and operations	4,852	3,806	8,121	7,555
Total operating expenses	10,188	7,562	17,756	15,457
Operating income (loss)	(8,568)	(1,301)	(11,972)	(5,501)
Other income (expense) - net	(8)	(65)	(11)	69
Interest and financing costs	(626)	(373)	(1,168)	(626)
Adjustment to the fair value of common stock warrants	2,450	-	1,551
Income (loss) before income taxes	(6,752)	(1,739)	(11,600)	(6,058)

Income tax expense (benefit)	836		836	(1)
Net income (loss)	$(7,588)	$(1,739)	$(12,436)	$(6,057)

Net income (loss) per share:
Basic	$(0.29)	$(0.08)	$(0.48)	$(0.28)
Diluted	$(0.29)	$(0.08)	$(0.48)	$(0.28)

Shares used in per share computation:
Basic	26,600	21,300	25,800	21,300
Diluted	26,600	21,300	25,800	21,300

See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Six Months Ended
	August 31,
	2010	2009
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss)	$(12,436)	$(6,057)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	528	483
Amortization of intangibles	35	56
Bad debt expense	496	232
Stock-based compensation	384	390
Fair value adjustment of stock warrants	(1,551)	-
Adjustment to deferred tax asset	836	-
Non-cash write-off of leasehold improvements	-	102
Non-cash inventory reserve	2,796	-
Changes in operating assets and current liabilities:
Accounts receivable	(8,223)	3,406
Inventory	(8,345)	4,424
Prepaid expenses and other assets	(704)	67
Accounts payable	11,225	(3,568)
Accrued and other liabilities	183	393
Net cash (used in) provided by operating activities	(14,776)	(72)

Cash flows from investing activities:
Purchases of property and equipment	(342)	(555)
Decrease (increase) in deposits	21	39
Business acquisition earn out payments	(35)	(241)
Net cash used in investing activities	(356)	(757)

Cash flows from financing activities:
Issurance of common stock	13,957	8
Proceeds from employee stock programs	87	-
Proceeds from bank loan, net	2,720	870
Increase (repayment) of shareholder loan	(250)	500
Net cash provided by (used in) financing activities	16,514	1,378

Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(45)
Net increase in cash and cash equivalents	1,380	504
Cash and cash equivalents at beginning of period	1,224	420
Cash and cash equivalents at end of period	$2,604	$924

Supplemental disclosures:
Interest paid	$545	$331

See accompanying notes to the Consolidated Financial Statements.

Note 1 – Basis of Presentation

The accompanying interim condensed consolidated financial statements of OCZ Technology Group, Inc, a Delaware corporation (“OCZ” or the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at August 31, 2010, the consolidated statements of operations for the three and six months ended August 31, 2010 and 2009, and the consolidated results of cash flows for the six months ended August 31, 2010 and 2009 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The February 28, 2010 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Form 10-K. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

The Company incurred losses substantially in excess of our internal forecasts in the second quarter and in the year to date results largely because of significant pricing concessions to sell certain portions of its memory products.  The Company is in the process of de-emphasizing a significant portion of this product line.  The results of the Company’s SSD product sales were a positive development and the Company expects these results to continue to be strong into the foreseeable  future.  The Company expects that it will continue to incur weak margins on its  commodity based DRAM products, though it believes it has reduced its inventory costs through valuation reserves recorded in the second quarter of fiscal 2011 such that it will not generate significant losses on these sales.

The Company has used $14.7 million of cash in our operating activities for the six months ended August 31, 2010 compared to $72,000 of cash used in our operating activities for the six months ended August 31, 2009.  This substantial increase in cash used in operating activities, was financed by the $16.5 million in cash from financing activities in the six months ended August 31, 2010 compared to $1.4 million in cash flow from financing activities for the six months ended August 31, 2009.  The Company may seek additional credit availability under our existing Factoring Loan Agreements and will be looking to generate cash flow from operations to service our debt, support working capital needs, finance capital investment and increase research and development. The Company could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

The Company’s ability to generate cash depends on many factors beyond our control.  The Company’s  ability to make payments on its debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on its ability to generate cash in the future.  The Company’s historical financial results have been, and it expects its future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within its control.  If it does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  Also, certain of these actions would require the consent of its lenders.  The terms of our financing agreements contain limitations on its ability to incur debt.  The Company cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of its various debt instruments then in effect.  The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect on its business, financial condition and results of operations.

2.	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the financial statements of OCZ and its subsidiaries, OCZ Canada and OCZ Ireland.  All material intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

On an ongoing basis, OCZ evaluates its estimates, including, among others, those related to bad debts and allowances, inventories and related reserves, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation.  OCZ bases its estimates on historical experience and on other assumptions that OCZ believes are reasonable under the circumstances, the results of which form the basis for OCZ’s judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Estimates have historically approximated actual results.  However, actual results will differ from these estimates under different assumptions and conditions.

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

Trade accounts receivable and allowance for doubtful accounts

Accounts receivable is stated at the net amount which management expects to collect after providing allowances for doubtful accounts, sales payments and sales credits based on an evaluation of a customer’s specific financial situation.  These allowances amounted to approximately $ 2.1 million as of August 31, 2010 and $2.85 million as of February 28, 2010. Historically, OCZ has not charged interest on past due accounts.

Notes Receivable

On August 31, 2009, OCZ was issued notes receivable related to the sale of various tangible and intangible property. These notes have the following principal amounts and mature on the following dates:  $375,488 due July 31, 2010 which will be extended for one year, $105,727 due August 31, 2011 and $414,200 due August 31, 2014. The non-current notes receivable are shown as part of the “Investment” caption on the balance sheet and are stated at the net amount which management expects to collect after providing a valuation allowance.

Inventory

Inventory is valued at the lower of cost or market with cost determined using the average cost method.  Inventory consists of raw materials, work in progress and finished goods.

OCZ writes down inventory for slow moving and obsolete inventory based on assessments of future demands and market conditions as well as the condition of product on hand. As stated in our August 24, 2010 announcement, we have discontinued the sale of certain commodity level DRAM module products, an inventory reserve of approximately $2.8 million was recorded as of August 31, 2010. This reserve is intended to account for the estimated net realizable value for pricing and production yield variances.

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

Impairment of long-lived assets

OCZ reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not become recoverable.  If and when the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Income taxes

Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of OCZ’s assets and liabilities.  If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.  Due to the additional losses sustained in the quarter ending August 31, 2010, the valuation allowance applied to net deferred tax assets was increased by $836,000 resulting in a zero carrying value for deferred tax assets.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Tax positions shall be initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall be initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. It is management's policy to recognize interest and penalties related to tax uncertainties to income tax expense. OCZ has no amounts accrued for interest or penalties as of August 31, 2010 or February 28, 2010 and does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

▪	Level 3: Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

	Level I	Level II	Level III
Fair Value of common stock warrants	-	-	$ (529,000)

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

Deferred income

OCZ offers terms to certain customers which defer recognition of a sale transaction until such time that OCZ’s customer sells the product to its customers.  At August 31, 2010 and the February 28, 2010, OCZ has shipped merchandise totaling $854,000 and $453,000, respectively, to a certain customer under such arrangement.  The sales and related cost of revenues have been removed from the financial statements and the income shown as deferred income.  Deferred income as of August 31, 2010 and February 28, 2010 was $164,000 and $95,000, respectively; which are included in accrued and other liabilities.

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

Shipping and handling

Historically, amounts billed to customers for shipping and handling have been de minimus.  For the six months ended August 31, 2010 and 2009  these amounts were $32,000 and$93,000, respectively, and were accounted for as a reduction in general, administrative and operations expense.

Advertising

Advertising costs are expensed as incurred and in the six months ended August 31, 2010 and 2009 were $1.51 million and$1.46 million, respectively.  Advertising costs are included in sales and marketing expense.

Foreign currency translation

Substantially all of OCZ’s sales are invoiced in U.S. dollars.

The accounts of OCZ’s operations in Canada are maintained in Canadian dollars.  All of OCZ’s other accounts are maintained in U.S. dollars.  Assets and liabilities are translated into U.S. dollars at rates in effect at the balance sheet date.  Net revenues, cost of revenues and expenses are translated at weighted average rates during the reporting period.  Foreign currency transaction gains/(loss) of approximately $(15,000) and  $106,000are included in other income or expense in the accompanying statement of operations for the six months  ended August 31, 2010 and 2009, respectively.

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

Since OCZ’s stock-based compensation plan was established in December 2004, all options have been issued at or above the estimated fair market value so that there is no intrinsic value to be expensed.  Stock based compensation charged to expenses was $383,000 and $390,000 for the months ended August 31, 2010 and 2009 , respectively.  As of the fiscal quarter ended August 31, 2010, compensation costs related to non-vested options amounted to approximately $1.415 million and will be recognized in the periods to August 31, 2015 over a weighted average term of 11 months.

The fair value of options grants was determined using the Black-Scholes option pricing model with the following weighted average assumptions. There were no grants in the six months ended August 31, 2010.

	Three Months Ended	Six Months Ended	Fiscal Year Ended
	August 31, 2010	August 31, 2010	February 28, 2009
Expected dividend	0%	0%	0%
Risk free interest rate	2.01%	2.02%	2.80%
Expected volatility	43%	45%	40%
Expected life (in years)	4.46	4.32	4.24

3.	Recent accounting pronouncements

There were no recent accounting pronouncements which were deemed relevant to OCZ’s operations.

4.	Inventory

Inventory consists of the following:

	August 31, 2010 (in thousands)	February 28, 2010 (in thousands)
Raw materials	$5,569	$3,246
Work in progress	7,951	5,319
Finished goods	1,875	1,281
	$15,395	$9,846

The August 31, 2010 balances are net of a $2.8 million additional inventory reserve taken in connection with our discontinued commodity level DRAM module products.

5.	Property and equipment

Net property and equipment consists of the following:

	August 31, 2010 (in thousands)	February 28, 2010 (in thousands)
Vehicles	$134	$135
Furniture and fixtures	37	38
Equipment	4,812	4,471
Leasehold Improvements	439	439
	5,422	5,083
Less: accumulated depreciation	(2,979)	(2,454)
	$2,443	$2,629

Depreciation expense for the three months ended August 31, 2010 and 2009 and the fiscal year ended February 28, 2010 amounted to $528,000, $483,000 and $1.0 million, respectively.

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

Changes in the carrying amount in goodwill and other intangible assets are summarized as follows:

	Goodwill (in thousands)	Other Intangible assets (in thousands)
Cost
As at February 28, 2010	$10,796	$446
Additions during the period for acquisition earn out payment	35	—
As at August 31, 2010	$10,831	$446

Accumulated Amortization/Impairment
As at February 28, 2010	$842	$358
Amortization/Impairment for the period	—	35
As of August 31, 2010	$842	$393

Net carrying value
As at February 28, 2010	$9,954	$88
As at August 31, 2010	$9,989	$53

Other intangible assets

Intangible assets totaling $280,000(PC Power and Cooling, Inc.) allocated to trade name and trade marks from the above acquisitions are being amortized over 48 months on the straight-line basis.  The remaining balance of intangible assets relating to the acquisition of the Hypersonic PC Systems assets was written off as of February 28, 2010.  Amortization expense during the six months ended August 31, 2010 and 2009 was $35,000 and $56,000, respectively.

The expected amortization for the future periods is as follows:

Fiscal years ending February 28,
(6 months) 2011	$35,000
2012	18,000
$53,000

7.	Accrued expenses

Accrued expenses consist of the following:

	August 31, 2010 (in thousands)	February 28, 2010 (in thousands)
Professional fees	$166	$230
Interest expense	49	50
Mail in rebate provision	259	544
Sales marketing program	1,461	741
Employee related expenses	620	522
Customer warranty provision	197	358
Uninvoiced goods and services	1,141	1,196
Other liabilities	679	748
Total accrued expenses	$4,572	$4,389

8.	Commitments and contingencies

Lease commitments.

OCZ and its subsidiaries lease office and warehouse facilities under lease terms expiring at various dates through 2013.  Rent expense amounted to $387,000 and $391,000 for the six months ended August 31, 2010 and 2009, respectively.  As of August 31, 2010, the future minimum payments due under these non cancellable lease agreements are as follows:

Fiscal years ending February 28/29	(in thousands)
(6 months) 2011	$374
2012	380
2013	41
$795

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

In July 2010, OCZ received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which the Company contends were defective. While the Company plans to vigorously defend itself, an accrual was made as of August 31, 2010 for $1.25 million which the Company believes is the maximum exposure to this matter.

9.	Bank loan and notes payable

In November 2007, OCZ obtained a bank line of credit facility with Silicon Valley Bank ( “SVB”) in the initial amount of $10 million which was subsequently increased to $12 million during 2008 (the “SVB Credit Facility”).  SVB had a lien on essentially all OCZ’s assets as collateral and requires periodic operational reporting in lieu of any financial covenants other than tangible net worth, as defined.  In February 2009, in connection with the execution of an Amendment, the SVB Credit Facility was reduced to $10 million because OCZ was not in compliance with two financial covenants that SVB waived.

In order to replace the SVB Credit Facility, in July 2009, OCZ entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which OCZ may factor its foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009, OCZ entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all its domestic receivables up to $10 million in the aggregate.  The SVB Agreement also capped the aggregate debt under both Factoring Loan Agreements to $14 million until May 10, 2010 at which time the $14 million cap was increased to $17.5 million.  Under the Factoring Loan Agreements, OCZ has guaranteed its obligations there under and has pledged substantially all of its assets as security.  As of August 31, 2010, the outstanding loan balances under the Factoring Loan Agreements were $13 million in the aggregate.

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

Under the FGI Agreement, OCZ can borrow an amount up to 75% of the value of its approved factored customer invoices.  Interest is payable each month on the aggregate of the face amounts of the unpaid factored customer invoices at a rate greater of 8.00% per annum or 3.00% above the rate of interest designated by FGI as its selected “Prime Rate” or “Base Rate”, as the case may be (currently based upon the Wall Street Journal, Money Rates Section).  Additionally, FGI charges a collateral management fee equal to 0.58% of the average monthly balance of the face amount of the outstanding unpaid factored customer invoices.  If OCZ fails to maintain minimum monthly borrowings of at least $2.5 million, FGI will assess a deficiency charge in an amount equal to charges that would apply had it maintained a $2.5 million borrowing minimum for the applicable month less the actual charges paid for such month.  FGI has the option under the FGI Agreement of buying customer invoices without recourse.  To date, FGI has not done so and OCZ doesn’t anticipate that it will do so.  Receivables are subject to recourse in the event of nonpayment by the customer.

In order to provide some bridge financing as these new financing arrangements were established, in August 2009 OCZ borrowed $500,000 from its Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan is repayable in equal installments in February 2010 and September 2010.  Mr. Petersen waived payment of the February 2010 installment until April 2010, at which time he was paid the $250,000 principal amount plus interest accrued through April 2010.  The loan was repaid in full as scheduled in September 2010.

10.	Stockholders’ Equity

The numbers of shares and their prices have been adjusted to reflect a 1-for-2.5 stock reverse split that took place in September 2009.

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

During the fiscal years ended February 28, 2009 and February 29, 2008, approximately 74,000 and 328,528 shares of common stock, respectively, were issued in connection with the exercise of stock options.  There were no stock option exercises during the fiscal year ended February 28, 2010 or in the three months ended August 31, 2010

In March 2010, OCZ issued 5,151,662 shares of its common stock at $3.00 per share, and 29,710 shares of common stock in connection with certain services received.  OCZ also issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share.  In addition, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, if such a warrant were exercised, the holder of such warrant would be entitled to receive another warrant to purchase up to 77,275 shares of its common stock at $5.25 per share.  See “Warrants” below in this footnote 10 for more detail.  All of these shares of common stock and warrants were issued in reliance on Rule 506, Regulation D, of the Securities Act.

In connection with OCZ’s March 2010 fund raising, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than May 21, 2010, to register 5,151,662 shares of its common stock and 2,575,833 shares of its common stock issuable upon exercise of certain warrants.  The registration statement was filed with the SEC on May 21, 2010.

In April 2010, OCZ granted options to purchase an aggregate of 330,000 shares of its common stock under OCZ’s stock option plan with the exercise price of $4.35 per share, which was the fair market value per share on the date of grant

In May 2010, all shares of OCZ’s Series A preferred stock and all warrants to purchase shares of Series A preferred stock were converted into shares of common stock and warrants to purchase shares of common stock, respectively. Under the terms of OCZ’s certificate of incorporation with respect to OCZ’s Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60th ) trading day following the commencement of trading of OCZ’s common shares on a public stock exchange, including OTCBB (“ Mandatory Conversion ”). The trading of OCZ’s common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010. The number of shares of OCZ’s common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows: If the sixty (60) day per share average closing price of OCZ’s common stock on such public stock exchange (the “60 Day Average”) is between $3.00 and $5.00, then the Denominator Price will be the 60 Day Average. Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of OCZ’s Series A preferred stock were converted into 62,733 shares of OCZ’s common stock, and warrants to purchase 140,520 shares of OCZ’s Series A preferred stock were converted into warrants to purchase 144,541 shares of OCZ’s common stock at $4.86 per share.

The following table summarizes shares outstanding for the six months ended August 31, 2010 and the fiscal year ended February 28, 2010.

	Six Months Ended	Fiscal Year Ended
	August 31, 2010	February 28, 2010
	(in thousands)	(in thousands)
Shares outstanding, beginning	21,278	21,278
Weighted-average shares issued	4,492	-
Series A Preferred stock converted	30	-
Weighted-average shares, basic	25,800	21,278
Effect of dilutive stock options and warrants	-	-
Weighted-average shares, diluted	25,800	21,278

Stock incentive plan

In December 2004, OCZ adopted a stock incentive plan with 1,800,000 shares of common stock authorized for issuance.  The shares subject to the stock incentive plan was subsequently increased to 5,232,873.  The shares issued under the plan may be  subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine.  The options granted will expire in a term not to exceed 10 years.

The following table summarizes option activity for the six months ended August 31, 2010.
		Number of			Weighted
	Shares	shares			Average
	available	under	Exercise	Total	Exercise
	for grant	option	Price	$	Price

Balance at February 28, 2010	1,659,614	2,779,111	$-	$6,122,218	$2.20

New Authorized	-	-	-	-	-

Options granted	(632,842)	632,842	4.35	1,435,500	3.58

Options exercised	-	(99,688)	.63-1.28	162,281	.97

Options forfeited	408,015	(408,015)	$1.05-$8.28	(812,900)	2.78

Balance at August 31, 2010	1,434,787	2,904,250	-	$7,157,234	$2.46

The following table summarizes information about stock options outstanding and exercisable:

	August 31, 2010	February 28, 2010
Exercise price range	$0.40-$8.53	$0.40-$8.53
Shares outstanding	2,904,250	2,779,111
Weighted average exercise price	$2.46	$2.20
Weighted average contractual life	8.2 years	8.4 years
Shares exercisable	1,453,279	1,287,695
Weighted average exercise price	$2.72	$2.76
Weighted average contractual life	7.3 years	7.5 years

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

OCZ issued warrant instruments in January and February 2010 to various investors in connection with a lockup agreement. These warrants are convertible into an aggregate of 140,520 shares of OCZ’s Series A preferred stock and expire between July 20 and August 24, 2010 at the exercise price of $5.00 per share. On May 4, 2010, all of these warrants were converted into warrants to purchase 144,541 shares of OCZ’s common stock with an exercise price of $4.86 per share. None of the warrants were exercised and they all have expired as of August 31, 2010.

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

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities  pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40).  Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $2,081,000 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was decreased to $529,000 at August 31, 2010 which resulted in the recognition of a non-cash adjustment of $1,551,000 in the Statement of Operations for the six months ended August 31, 2010. OCZ is required to continue to adjust the warrants to fair value through current period operations for each reporting period.

The fair value of the warrants at March 23, 2010 was calculated using the Black-Scholes model with the following assumptions: Dividend yield: 0%, Volatility: 47%, Expected life: 5 years, Risk free rate: 2.02%, and a current share price of $3.00. At August 31, 2010 the assumptions were: Dividend yield: 0%, Volatility: 43%, Expected life: 4.50 years, Risk free rate: 1.33%, and a current share price of $1.93.

The following table summarizes warrant activity for the fiscal year ended February 28, 2010 and the six months ended August 31, 2010.

				Weighted
				average
	Number	Exercise	Total	exercise
	of shares	price	$	Price
Balance at February 28, 2010	283,097	$2.25-$5.00	$1,101,028	$3.89

Warrants granted	2,807,658	3.00-5.25	14,392,467	5.13

Warrants exercised	-	-	-	-

Warrants forfeited	(144,541)	4.86	(702,469)	4.86

Balance at August 31, 2010	2,946,214	$2.25-5.25	$14,791,026	$5.02

11.	Employee savings and retirement plan

OCZ has a 401(k) plan, known as the “OCZ Pension Plan.”  Eligibility to participate in the plan is subject to certain minimum service requirements.  Employees may voluntarily contribute up to $16,500 per annum (or $22,000 for individuals over 50 years of age), being the IRS maximum and OCZ may make matching contributions as determined by the Board in a resolution on or before the end of the fiscal year.  Any contributions by OCZ are immediately 100% vested.  OCZ did not make any contributions in six months ended August 31, 2010 or 2009.

12.	Segment and geographic information

OCZ operates in a single industry segment and has three product groups comprised of memory processing, power supplies/other, and SSD storage.

The following table sets forth the revenues for each of OCZ’s product groups for the six months ended August 31, 2010 and August 31, 2009:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
Product Group	2010	2009	2010	2009
	(in thousands)		(in thousands)

SSD	$20,187	$11,146	$33,536	$21,631
Memory	12,605	17,342	27,637	34,705
Power Supplies/other	5,253	9,307	11,155	17,230
Total	$38,045.00	$37,795.00	$72,328.00	$73,566.00

OCZ’s revenues by major geographic area (based on shipping destination) were as follows:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

United States	$16,955	$13,645	$33,578	$28,532
Canada	2,105	2,146	4,115	3,808
Europe/Middle East/Africa	14,500	15,870	26,709	29,348
Rest of World	4,485	6,134	7,906	11,878
Total	$38,045	$37,795	$72,308	$73,566

During the six months ended August 31, 2010 and 2009, sales to one customer represented 20% and 17%, respectively of net revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended August 31, 2010, herein referred to as “the August 2010 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc. on a consolidated basis.  References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February.  Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending August 31, 2010 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases.  We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2010, as it contains information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

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

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a diversification strategy, which began in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business. In fact, in August 2010, we announced that we were discontinuing certain commodity level DRAM module products. As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “OEMs”).

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

Our ten largest customers measured by net revenues for our quarter ended August 31, 2010 are listed as follows in alphabetical order:

Amazon.com

D & H Distributing Company

Magnell Associate Inc. dba Newegg.com

Maxcom Memory GmbH

MEMORYWORLD GmbH & Co., KG

Micro Center Corporation

Micro Peripherals LTD

Netlink Computer Inc.

SYX Distribution Inc.

Tech Data Service GmbH

These ten customers represented approximately 53% our net revenue for the six months ended August 31, 2010.  Our largest customer is Magnell Associates Inc. dba NewEgg.com, which represented approximately 20% of our revenue for the six months ended August 31, 2010.  No other customer was responsible for 10% or more of our net revenues.

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

As of August 31, 2010, we had approximately 360 customers, most of which are distributors, system integrators, retailers and etailers in 60 countries.

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

Results of Operations for Three and Six Months Ended August 31, 2010 and 2009

The following table sets forth our financial results, as a percentage of net revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	unaudited		unaudited
	2010	2009	2010	2009

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	95.7%	83.4%	92.0%	86.5%
Gross profit	4.3%	16.6%	8.0%	13.5%

Sales and marketing	9.6%	6.8%	8.8%	7.1%
Research and development	4.5%	3.2%	4.5%	3.7%
General, administrative and operations	12.8%	10.1%	11.2%	10.3%
Total operating expenses	26.8%	20.0%	24.5%	21.0%
Operating income (loss)	-22.5%	-3.4%	-16.6%	-7.5%
Other income (expense) - net	0.0%	-0.2%	0.0%	0.1%
Interest and financing costs	-1.6%	-1.0%	-1.6%	-0.9%
Adjustment to the fair value of common stock warrants	6.4%	0.0%	2.1%	0.0%
Income (loss) before income taxes	-17.7%	-4.6%	-16.0%	-8.2%

Income tax expense (benefit)	2.2%	0.0%	1.2%	0.0%
Net income (loss)	-19.9%	-4.6%	-17.2%	-8.2%

Comparison of the Three Months Ended August 31, 2010 and 2009

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and SSDs are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a diversification strategy which began in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business.  In fact, in August 2010, we announced that we were discontinuing certain commodity level DRAM module products.  As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “OEMs”).

Net revenues.  Net revenues increased by $250,000, or 0.7% to $38.0 million for the three months ended August 31, 2010 compared with $37.8 million for the three months ended August 31, 2009.  Although the increase in net sales was relatively small, the mix of products sold was significantly different. Memory net revenues decreased by $4.7 million to $12.6 million for the three months ended August 31, 2010 compared with $17.3 million for the three months ended August 31, 2009 as we discontinued the sale of our commodity level DRAM module products and sold 51% less memory units.  Power supplies and other net revenues also decreased by $4.1 million to $5.2 million for the three months ended August 31, 2010 compared with $9.39 million for the three months ended August 31, 2009 due in part to our inability to receive power supply parts in the quarter in time to meet the market demand for our power supplies.  The decreases in memory and power supplies and other net revenues was offset by $9.0 million or 81% increase in SSD net revenues to $20.2 million for the six months ended August 31, 2010 compared with $11.2 million for the six months ended August 31, 2009 due to increased demand in SSD products.

Cost of revenues.  Cost of revenues increased by $4.9 million, or 15.5%, to $36.4 million for the three months ended August 31, 2010 compared with $31.5 million for three months ended August 31, 2009.  Cost of revenues as a percentage of net revenues was 95.7% for the three months ended August 31, 2010 compared with 83.4% for the three months ended August 31, 2009.  This increase was largely attributable to a $2.8 million additional inventory reserve taken in connection with our discontinued commodity level DRAM module products coupled with an 81% increase in the number of SSD units sold which have a higher cost to manufacture than memory products.

            Sales and marketing expenses.  Sales and marketing expenses increased by $1.1 million, or 42.7%, to $3.7 million for the three months ended August 31, 2010 compared with $2.6 million for the three months ended August 31, 2009.  Sales and marketing expenses were 9.6% and 6.8% of net revenues for the three months ended August 31, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were due to higher costs related to our sales and marketing programs primarily focused on our SSD products.

Sales and marketing expenses include stock-based compensation expense of $46,000 and $34,000 for the three months ended August 31, 2010 and 2009, respectively.

Research and development expenses.  Research and development expenses increased by $490,000, or 40.7% to $1.7 million for the three months ended August 31, 2010 compared with $1.2 million for the three months ended August 31, 2009.  Research and development expenses were 4.5% and 3.2% of net revenues in the three months ended August 31, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were primarily due to additional resources used in the development of our SSD products.

Research and development expenses include stock-based compensation expense of $66,000 and $35,000 for the three months ended August 31, 2010 and 2009, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses increased by $1 million, or 27.5%, to $4.8 million for the three months ended August 31, 2010 compared with $3.8 million for the three months ended August 31, 2009.  General, administrative and operations expenses were 12.8% and 10.1% of net revenues in the three months ended August 31, 2010 and 2009, respectively.  The increase in absolute dollars was primarily due to $200,000 of reduced shipping costs resulting from a higher mix of SSD sales.  This reduction was offset by a $1.25 million charge related to a legal action asserted by a former product vendor.

General and administrative expenses include stock-based compensation expenses of $88,000 and $66,000 for the three months ended August 31, 2010 and 2009, respectively.

Other income/(expense)-net.  Other expense-net increased by $57,000 or 87.7% to ($8,000) for the three months ended August 31, 2010 compared with ($65,000) in the three month ended August 31, 2009. This change was the result of a $10,000 foreign translation loss and $1,000 other expense in the three months ended August 31, 2010 compared with a $30,000 foreign translation loss and $38,000 other expense in the three months ended August 31, 2009.

Interest and Financing Costs.  Interest and financing costs increased $253,000 to $626,000 for the three months ended August 31, 2010 compared with $373,000 for the three months ended August 31, 2009.  This increase was primarily due to the higher interest rates and fees charged on borrowed funds payable under our new credit facilities which began in August 2009 coupled with higher amounts borrowed.

Adjustment to the fair value of common stock warrants.  On March 23, 2010 we issued warrants to purchasers of common stock and we are required to adjust the warrants to fair value through current period operations for each reporting period. Accordingly, we recorded a non-cash gain of $2.4 million related to a fair value adjustment as of August 31, 2010 for the embedded derivative in those warrants.  No such warrants were outstanding on August 31, 2009 and therefore no related charge needed to be recorded.

Provision for Income taxes.  The provision for income taxes increased to $836,000 for the three months ended August 31, 2010 from zero for the three month periods ended August 31, 2009.  This increase was due to the increase in the valuation allowance for our deferred tax assets due to losses sustained in this quarter, due partially to the discontinuance of the commodity level DRAM module products.

Comparison of the Six Months Ended August 31, 2010 and 2009

Net revenues.  Net revenues decreased by $1.2 million, or 1.6% to $72.3 million for the six months ended August 31, 2010 compared with $73.6 million for the six months ended August 31, 2009.  Although the decrease in net sales was relatively small, the mix of products sold was significantly different. Memory net revenues decreased by $7.1 million to $27.6 million for the six months ended August 31, 2010 compared with $34.7 million for the six months ended August 31, 2009 as we discontinued the sale of our commodity level DRAM module products and sold 59% less memory units.  Power supplies and other net revenues also decreased by $6.1 million to $11.1 million for the six months ended August 31, 2010 compared with $17.2 million for the six months ended August 31, 2009. Approximately $4.0 million of this decrease was due to less Flash memory sales with the increased SSD revenues. The remaining decline was due in part to our inability to receive power supply parts in time to meet the market demand for our power supplies.  The decreases in memory and power supplies and other net revenues was offset by a $11.9 million or 55% increase in SSD net revenues to $33.5 million for the six months ended August 31, 2010 compared with $21.6 million for the six months ended August 31, 2009 due to increased demand in SSD products.

Cost of revenues.  Cost of revenues increased by $2.9 million, or 4.6%, to $66.5 million for the six months ended August 31, 2010 compared with $63.6 million for six months ended August 31, 2009.  Cost of revenues as a percentage of net revenues was 92.0% for the six months ended August 31, 2010 compared with 86.5% for the six months ended August 31, 2009.  This increase was largely attributable to a $2.8 million inventory reserve taken in connection with our discontinued commodity level DRAM module products coupled with an 85% increase in SSD units sold which have a higher cost to manufacturer than memory products.

            Sales and marketing expenses.  Sales and marketing expenses increased by $1.2 million, or 22.5%, to $6.4 million for the six months ended August 31, 2010 compared with $5.2 million for the six months ended August 31, 2009.  Sales and marketing expenses were 8.8% and 7.1% of net revenues for the six months ended August 31, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were due to higher costs related to our sales and marketing programs primarily focused on our SSD products.

Sales and marketing expenses include stock-based compensation expense of $88,000 and $103,000 for the six months ended August 31, 2010 and 2009, respectively.

Research and development expenses.  Research and development expenses increased by $546,000, or 21.0% to $3.3 million for the six months ended August 31, 2010 compared with $2.7 million for the six months ended August 31, 2009.  Research and development expenses were 4.5% and 3.7% of net revenues in the six months ended August 31, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were primarily due to additional resources used in the development of our SSD products.

Research and development expenses include stock-based compensation expense of $127,000 and $109,000 for the six months ended August 31, 2010 and 2009, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses increased by $566,000, or 7.5%, to $8.1 million for the six months ended August 31, 2010 compared with $7.6 million for the six months ended August 31, 2009.  General, administrative and operations expenses were 11.2% and 10.3% of net revenues in the six months ended August 31, 2010 and 2009, respectively.  The increase in absolute dollars was primarily due to $480,000 of reduced shipping costs resulting from a higher mix of SSD sales and $245,000 of lower legal and accounting expenses. This reduction was offset by a $1.25 million charge related to a legal action asserted by a former product vendor.

General and administrative expenses include stock-based compensation expenses of $169,000 and $178,000 for the three months ended August 31, 2010 and 2009, respectively.

Other income/(expense)-net.  Other expense-net increased by $80,000 or 116.4% to ($11,000) for the six months ended August 31, 2010 from a $69,000 gain in the six month ended August 31, 2009. This change was the result of a $15,000 foreign translation loss in the six months ended August 31, 2010 compared with a $106,000 foreign translation gain in the six months ended August 31, 2009.

Interest and Financing Costs.  Interest and financing costs increased $542,000 to $1.2 million for the six months ended August 31, 2010 compared with $626,000 for the six months ended August 31, 2009.  This increase was primarily due to the higher interest rates and fees charged on borrowed funds payable under our new credit facilities which began in August 2009 coupled with higher amounts borrowed.

Adjustment to the fair value of common stock warrants.  On March 23, 2010 we issued warrants to purchasers of common stock which required us to record a non-cash gain of $1.6 million related to a fair value adjustment as of August 31, 2010 for the embedded derivative in those warrants.  No such warrants were outstanding on August 31, 2009 and therefore no related charge needed to be recorded.

Provision for Income taxes.  The provision for income taxes increased $837,000 to $836,000 for the six months ended August 31, 2010 compared with $1,000 tax benefit for the six months ended August 31, 2009. This increase was due to the increase in the valuation allowance for our deferred tax assets due to losses sustained in this quarter, due partially to the discontinuance of the commodity level DRAM module products.

Liquidity and Capital Resources

Since our inception, we have historically not generated cash from operations and have relied upon funds from equity offerings and debt financing.

Operating Activities.  Net cash provided (used) by operating activities was ($14,776) million and ($72,000) for the six months ended August 31, 2010 and 2009, respectively.  Net cash was used by operating activities during six months ended August 31, 2010 in a number of ways.  We had a $12.4 million loss for the six months ended August 31, 2010.  Additionally, cash was used to increase accounts receivable by $8.2 million, inventory by $8.3 million and prepaid expenses by $704,000. We also had a $1.6 million non-cash gain for stock warrants which needs to be excluded when analyzing cash used by operating activities. These cash uses for the six months ended August 31, 2010 were partially offset by an increase in accounts payable of $11.2 million as we were able to establish more industry typical credit terms with its vendors. In late August, the Company issued a standby letter of credit for $600,000 which enabled access to a new vendor’s credit line of which $2.1 million was utilized as of August 31, 2010.  As collateral for the standby letter of credit, the Company has deposited $600,000 into a separate money market account at SVB as collateral for the standby letter of credit. The cash uses were also offset by increases in accrued and other liabilities by $183,000.  The cash uses were further offset by a $2.8 million charge for inventory reserves, $563,000 of depreciation and amortization expenses, $496,000 for bad debt expense and $384,000 for non-cash stock based compensation.  These cash uses primarily reflect us using the $13.9 million of net proceeds raised in March 2010 to bolster working capital as we increased inventory for future sales, sold additional product on credit and bought additional raw materials from vendors on credit.   Net cash used by operating activities for the six months ended August 31, 2009 was due primarily to a $6.0 million loss coupled with a $3.6 million decrease in accounts payable partially offset by a decrease in accounts receivable of $3.4 million, a decrease in inventory of $4.4 million, a decrease in prepaid expenses and other assets of $67,000 and an increase in accrued and other liabilities of $393,000.  The decreases in accounts receivable and inventory for the six months ended August 31, 2009 were primarily due to better collection efforts and higher sales of existing inventory.

Investing activities.  Net cash used by our investing activities was $356,000, and $757,000 for the six months ended August 31, 2010 and 2009, respectively.  Of these amounts, $342,000 and $555,000, respectively, were related to the purchase of fixed assets including those needed to support our growth and establish our warehouse and manufacturing facility in Taiwan.  These amounts also include earn out payments for the 2007 acquisition of PC Power & Cooling of $35,000 and $241,000 for the six months ended August 31, 2010 and 2009, respectively.

Financing activities.  Net cash provided (used) by our financing activities was $16.5 million and $1.4 million for the six months ended August 31, 2010 and 2009, respectively.  Cash provided by financing activities in the six months ended August 31, 2010 primarily reflects our common stock issuance of $13.9 million (net of expenses) and $2.7 million of additional bank loans, partially offset by the $250,000 principal payment of a shareholder loan from our Chief Executive Officer, Ryan Petersen.  In March 2010, we issued an aggregate of 5,151,662 shares of our common stock at $3.00 per share in connection with a private placement, whereby we received gross proceeds of $15.45 million and incurred $1.58 million of fund raising costs.  The $13.9 million (net of expenses) sale of common stock also included the issuance of warrants to purchase up to (i) 2,575,833 shares of our common stock at $5.25 per share and (ii) 154,550 shares of our common stock at $3.00 per share.  The net cash provided by financing activities of $1.4 million for the six months ended August 31. 2009 was due to $870,000 of additional bank loans and $500,000 from the proceeds of a loan to the Company by our Chief Executive Officer, Ryan Petersen.

Other factors affecting liquidity and capital resources.

We have historically not generated cash from operations and have relied upon equity offerings and debt financing to support our growth objectives.  In July 2009, we entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we may factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate.  The SVB Loan Agreement caps the aggregate debt under both Factoring Loan Agreements to $17.5 million.  Under the Factoring Loan Agreements we have guaranteed our obligations there under and have pledged substantially all of our assets as security.  As of August 31, 2010 and February 28, 2010, the aggregate outstanding loan balances under the Factoring Loan Agreement were $13.0 million and $10.4 million, respectively. While there is still borrowing capability of $4.4 million as of August 31, 2010, in the existing Factoring Loan Agreements, we may need additional capacity under the lines to help finance the expected growth of the SSD market in the next twelve months.

Under the SVB Agreement, we can borrow an amount up to 75% of the value of our approved factored customer invoices.  Interest is payable monthly on the aggregate of the face amounts of the unpaid factored customer invoices each month.  SVB also charges a monthly collateral handling fee based upon the unpaid factored customer invoices each month.  The rate of interest and the amount of the collateral handling fee is dependent upon our Quick Ratio which is defined for this purpose as our cash, marketable securities and accounts receivable divided by our current liabilities. If our Quick Ratio is greater than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.25% per annum and the collateral handling fee is 0.10%.  If our Quick Ratio is less than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.75% per annum and the collateral handling fee is 0.45%.  The SVB Agreement requires a minimum Quick Ratio of 0.50:1.00.  As of August 31, 2010 our Quick Ratio was 55.4%.  Receivables are subject to recourse in the event of nonpayment by the customer.

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

In order to provide some bridge financing as these new financing arrangements were established, in August 2009 we borrowed $500,000 from our Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan is repayable in equal installments in February 2010 and September 2010.  Even though the first installment of the loan to Mr. Petersen was due in February, Mr. Petersen waived payment until April 2010, at which time he was paid the first installment amount plus interest accrued through April 2010.  In September 2010, the loan from Mr. Petersen and all related interest was paid in full.  Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The SVB Agreement replaced our prior agreement with Silicon Valley Bank.  Since we entered into this new agreement, we have been in full compliance with all of its requirements.  However, under our prior agreement, we had certain measures of financial performance that we were required to meet and, on occasion, with which we were unable to comply.  In February through May of 2009, we did not meet a minimum required threshold as set forth in the original Silicon Valley Bank agreement for a financial performance ratio called a ‘quick ratio’ which is the ratio of our cash, marketable securities and accounts receivable divided by our liabilities, and Silicon Valley Bank granted us a waiver for these months.  In addition, in May 2009, we did not meet a threshold requirement for a minimum amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Silicon Valley Bank also granted us a waiver in this instance as well.  Although the ‘quick ratio’ test remains in our current SVB Agreement, it does not contain a minimum EBITDA covenant.

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

We incurred losses substantially in excess of our internal forecasts in the second quarter and in the year to date results largely because of significant pricing concessions to sell certain portions of our memory products. We are in the process of de-emphasizing a significant portion of this product line. The results of our SSD product sales were a positive development and we expect these results to continue to be strong into the foreseeable future. We expect that we will continue to incur weak margins on our commodity based DRAM products, though we believe we have reduced our inventory costs through valuation reserves recorded in the second quarter of fiscal 2011 such that we will not generate significant losses on these sales.

We have used $14.7 million of cash in our operating activities for the six months ended August 31, 2010 compared to $72,000 of cash used in our operating activities for the six months ended August 31, 2009.  This substantial increase in cash used in operating activities, was financed by the $16.5 million in cash from financing activities in the six months ended August 31, 2010 compared to $1.4 million in cash flow from financing activities for the six months ended August 31, 2009.  We may seek additional credit availability under our existing Factoring Loan Agreements and will be looking to generate cash flow from operations to service our debt, support working capital needs, finance capital investment and increase research and development. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Our ability to generate cash depends on many factors beyond our control.  Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future.  Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control.  If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  Also, certain of these actions would require the consent of our lenders.  The terms of our financing agreements contain limitations on our ability to incur debt.  We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of August 31, 2010:

PAYMENTS DUE BY PERIOD

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Current debt obligations	$250	$250	$-	$-	$-

Operating lease obligations	$795	$661	$134	-	-

Total	$1,045	$911	$134	$-	$-

Inflation

Inflation was not a material factor in either revenues or operating expenses during the six months ended August 31, 2010 and 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 23, 2010, a former product vendor, Akust Technology Co., Ltd. filed a lawsuit against us in the Taiwan Taoyuan District Court in Taiwan claiming approximately $1.25 million in damages plus interest.  Akust claims that it was entitled to receive the $1.25 million as payment for various shipments of products it claimed it made to us in 2008.  We intend to fully defend ourselves against this claim.

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

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Not applicable.

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

OCZ TECHNOLOGY GROUP, INC.

/s/ Ryan M. Petersen
Ryan M. Petersen,
President and Chief Executive Officer

/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer

Date:     October 15, 2010