Form 10-Q
period 2010-11-30
OCZ TECHNOLOGY GROUP INC
filed 2011-01-13
CIK 1355128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2010

Commission File Number:
1-34650

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

As of January 7, 2011, there were 34,240,527 shares of the registrant’s common stock, $0.0025 par value, outstanding, which is the only class of common stock of the registrant issued.

OCZ TECHNOLOGY GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

OCZ Technology Group, Inc.
Consolidated Balance Sheets
($ in thousands)

	November 30, 2010	February 28, 2010
	unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$20,103	$1,224
Accounts receivable, net of allowances of $2,659 and $2,853	30,010	20,380
Inventory, net	16,482	9,846
Note receivable	375	375
Deferred tax asset, net	-	836
Prepaid expenses and other current assets	2,756	1,811
Total current assets	69,726	34,472
Property and equipment, net	2,550	2,629
Intangible asset	35	88
Goodwill	9,989	9,954
Investment	668	668
Other assets	42	38
Total assets	$83,010	$47,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable	$15,437	$10,354
Note payable	-	500
Accounts payable	38,350	26,318
Accrued and other liabilities	6,560	4,389
Total current liabilities	60,347	41,561
Common stock warrant liability	3,317	-
Total Liabilities	63,664	41,561

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0025 par value; 20,000,000 shares authorized; 0 and 60,990 shares issued and outstanding as of November 30, 2010 and February 28, 2010 respectively	-	-
Common stock, $0.0025 par value; 120,000,000 shares authorized; 34,165,718 and 21,278,643 shares issued and outstanding as of November 30, 2010 and February 28, 2010 respectively	85	53
Additional paid-in capital	65,707	31,862
Accumulated translation adjustment	(208)	(164)
Accumulated deficit	(46,238)	(25,463)
Total stockholders' equity	19,346	6,288
Total liabilities and stockholders' equity	$83,010	$47,849

See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share amount)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	unaudited		unaudited
	2010	2009	2010	2009

Net revenues	$53,222	$38,024	$125,550	$111,591
Cost of revenues	45,561	31,567	112,105	95,178
Gross profit	7,661	6,457	13,445	16,413

Sales and marketing	4,763	2,520	11,140	7,727
Research and development	1,914	1,328	5,172	4,023
General, administrative and operations	5,558	3,659	13,679	11,214
Total operating expenses	12,235	7,507	29,991	22,964
Operating income (loss)	(4,574)	(1,050)	(16,546)	(6,551)
Other income (expense) - net	(101)	600	(112)	669
Interest and financing costs	(851)	(522)	(2,020)	(1,148)
Adjustment to the fair value of common stock warrants	(2,788)	-	(1,236)	-
Income (loss) before income taxes	(8,314)	(972)	(19,914)	(7,030)

Income tax expense (benefit)	25	0	861	(1)
Net income (loss)	$(8,339)	$(972)	$(20,775)	$(7,029)

Net income (loss) per share:
Basic	$(0.29)	$(0.05)	$(0.78)	$(0.33)
Diluted	$(0.29)	$(0.05)	$(0.78)	$(0.33)

Shares used in per share computation:
Basic	28,600	21,300	26,800	21,300
Diluted	28,600	21,300	26,800	21,300

See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended
	November 30,
	2010	2009
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss)	$(20,775)	$(7,029)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation of property and equipment	807	744
Amortization of intangibles	53	83
Bad debt expense	931	520
Stock-based compensation	624	465
Disposition of product line	-	(668)
Fair value adjustment of stock warrants	1,236	-
Adjustment to deferred tax asset	836	-
Non-cash inventory reserve	3,696	-
Non-cash asset acquisition	644	-
Changes in operating assets and current liabilities:
Accounts receivable	(10,561)	736
Inventory	(10,332)	3,159
Prepaid expenses and other assets	(945)	(137)
Accounts payable	12,032	934
Accrued and other liabilities	2,171	440
Net cash (used in) provided by operating activities	(19,583)	(1,273)

Cash flows from investing activities:
Purchases of property and equipment	(728)	(658)
(Increase) decrease in deposits	(4)	44
Asset acquisition earn out payments	(35)	(355)
Net cash (used in) provided by investing activities	(767)	(969)

Cash flows from financing activities:
Issuance of common stock	34,287	8
Issuance of preferred stock	-	40
Proceeds from employee stock programs	403	-
Proceeds from bank loan, net	5,083	2,677
(Repayment) increase of shareholder loan	(500)	300
Net cash provided by (used in) financing activities	39,273	3,025

Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(51)
Net increase in cash and cash equivalents	18,879	732
Cash and cash equivalents at beginning of period	1,224	420
Cash and cash equivalents at end of period	$20,103	$1,152

Supplemental disclosures:
Interest paid	$888	$571
Income taxes paid	$25	$-

See accompanying notes to the Consolidated Financial Statements.

OCZ Technology Group, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Preferred Stock		Common Stock
	Shares Number	Shares Amount	Shares Number	Shares Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

As at March 1, 2009	-	-	21,278	$53	$30,911	$(112)	$(11,929)	$18,923
Components of comprehensive income (loss):
Net Loss	-	-	-	-	-	-	(13,534)	(13,534)
Foreign currency translation adjustment	-	-	-	-	-	(52)	-	(52)
Total comprehensive income (loss)								(13,586)
Adjustment of exercise of stock options	-	-	-	-	7	-	-	7
Issurance of preferred stock	61	-	-	-	281	-	-	281
Stock based compensation	-	-	-	-	663	-	-	663
As at February 28, 2010	61	-	21,278	53	31,862	(164)	(25,463)	6,288
Components of comprehensive income (loss):
Net Loss	-	-	-	-	-	-	(20,775)	(20,775)
Foreign currency translation adjustment	-	-	-	-	-	(44)	-	(44)
Total comprehensive income (loss)								(20,819)
Fair value of warrants issued in connection with stock offering	-	-	-	-	(2,081)	-	-	(2,081)
Issurance of common stock	-	-	12,385	31	34,256	-	-	34,287
Issurance of common stock for acquisition			160		644			644
Issuance of employee stock			342	1	402			403
Conversion of preferred stock into common	(61)	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	624	-	-	624
As at November 30, 2010	-	-	34,165	$85	$65,707	$(208)	$(46,238)	$19,346

See accompanying notes to the Consolidated Financial Statements

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements of OCZ Technology Group, Inc, a Delaware corporation (“OCZ” or the “Company”), are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the consolidated financial position of the Company at November 30, 2010, the consolidated statements of operations for the three and nine months ended November 30, 2010 and 2009, and the consolidated results of cash flows for the nine months ended November 30, 2010 and 2009 have been included. These interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s most recent Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The February 28, 2010 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Form 10-K. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

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

The Company incurred significant losses in the third quarter of fiscal 2011 and in the fiscal 2011 year to date, primarily reflecting higher than anticipated pricing concessions  and inventory reserves associated with its DRAM memory products.  The Company is planning to discontinue the remaining portions of this product line by the end of fiscal 2011.  The  Company’s focus on growing its SSD product sales has had a significant positive impact on its results.  The Company expects that it will continue to incur weak margins on its DRAM products, though it believes it has reduced its inventory costs through valuation reserves recorded in the second and third quarters of fiscal 2011 such that the discontinuance or these products will not generate significant losses.

The Company has used $19.6 million of cash in its operating activities for the nine months ended November 30, 2010 compared to $1.3 million of cash used in its operating activities for the nine months ended November 30, 2009.  This substantial increase in cash used for operating activities, was financed by $39.3 million in cash from financing activities in the nine months ended November 30, 2010 compared to $3.0 million in cash flow from financing activities for the nine months ended November 30, 2009.  The Company may seek additional credit availability under its existing Factoring Loan Agreements and will be looking to generate cash flow from operations to service its debt, support working capital needs, finance capital investment and increase research and development. The Company could be required, or could elect, to seek additional funding through public or private equity or debt financing to support its planned growth and there can be no assurance that additional funds will be available on terms acceptable to it or at all.

The Company’s ability to generate cash depends on many factors beyond its control.  The Company’s ability to make payments on its debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on its ability to generate cash in the future.  The Company’s historical financial results have been, and it expects its future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within its control.  If it does not generate sufficient cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  Also, certain of these actions would require the consent of its lenders.  The terms of our financing agreements contain limitations on its ability to incur additional debt.  The Company cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of its various debt instruments then in effect.  The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect on its business, financial condition and results of operations.

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

Trade accounts receivable and allowance for doubtful accounts

Accounts receivable is stated at the net amount which management expects to collect after providing allowances for doubtful accounts, sales payments and sales credits based on an evaluation of a customer’s specific financial situation.  These allowances amounted to approximately $ 2.66 million as of November 30, 2010 and $2.85 million as of February 28, 2010. Historically, OCZ has not charged interest on past due accounts.

Notes Receivable

On August 31, 2009, OCZ was issued notes receivable related to the sale of various tangible and intangible property. These notes have the following principal amounts and mature on the following dates:  $375,488 due July 31, 2010 which was extended for one year, $105,727 due August 31, 2011 and $414,200 due August 31, 2014. The non-current notes receivable are shown as part of the “Investment” caption on the balance sheet and are stated at the net amount which management expects to collect after providing a valuation allowance.

Inventory

Inventory is valued at the lower of cost or market with cost determined using the average cost method.  Inventory consists of raw materials, work in progress and finished goods.

OCZ writes down inventory for slow moving and obsolete inventory based on assessments of future demands and market conditions as well as the condition of product on hand.  OCZ has discontinued the sale of DRAM module products, and, accordingly, inventory reserves of approximately $2.8 million were recorded as of August 31, 2010 and $1.5 million as of November 30, 2010. This overall reserve is intended to account for the estimated net realizable value for pricing and production yield variances.

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

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable tangible and intangible net assets acquired in business acquisitions.  Goodwill is reviewed at least annually for impairment as of the last day of February, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with ASC Topic 350,  Intangible – Goodwill and Other .  The brand name intangible assets are being amortized over a 4-year period.  Subsequent payments made for any contingent consideration are charged to goodwill if the acquisition was made prior to the fiscal year ended February 28, 2010, in accordance with the December 2007 revisions to SFAS No. 141 (ASC Topic 805).  For tax purposes, goodwill is deductible over a 15-year period.

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

Income taxes

Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of OCZ’s assets and liabilities.  If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.  OCZ has no amounts recorded for deferred tax assets in the quarter ending November 30, 2010.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Tax positions shall be initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall be initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. It is management's policy to recognize interest and penalties related to tax uncertainties to income tax expense. OCZ has no amounts accrued for interest or penalties as of November 30, 2010 or February 28, 2010 and does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

▪	Level 3: Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

	Level I	Level II	Level III
Fair Value of common stock warrants	-	-	$(3,317,000)

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

Deferred income

OCZ offers terms to certain customers which defer recognition of a sale transaction until such time that OCZ’s customer sells the product to its customers.  At November 30, 2010 and the February 28, 2010, OCZ has shipped merchandise totaling $855,000 and $453,000, respectively, to a certain customer under such arrangement.  The sales and related cost of revenues have been removed from the financial statements and the income shown as deferred income.  Deferred income as of November 30, 2010 and February 28, 2010 was $174,000 and $95,000, respectively; which are included in accrued and other liabilities.

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

Shipping and handling

Historically, amounts billed to customers for shipping and handling have been de minimus.  For the nine months ended November 30, 2010 and 2009 these amounts were $51,000 and $117,000, respectively, and were accounted for as a reduction in general, administrative and operations expense.

Advertising

Advertising costs are expensed as incurred and in the nine months ended November 30, 2010 and 2009 were $2.26 million and $2.22 million, respectively.  Advertising costs are included in sales and marketing expense.

Foreign currency translation

Substantially all of OCZ’s sales are invoiced in U.S. dollars.

The accounts of OCZ’s operations in Canada are maintained in Canadian dollars.  All of OCZ’s other accounts are maintained in U.S. dollars.  Assets and liabilities are translated into U.S. dollars at rates in effect at the balance sheet date.  Net revenues, cost of revenues and expenses are translated at weighted average rates during the reporting period.  Foreign currency transaction gains/(loss) of approximately $(123,000) and  $49,000 are included in other income or expense in the accompanying statement of operations for the nine months  ended November 30, 2010 and 2009, respectively.

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

Since OCZ’s stock-based compensation plan was established in December 2004, all options have been issued at or above the estimated fair market value so that there is no intrinsic value to be expensed.  Stock based compensation charged to expenses was $624,000 and $465,000 for the nine months ended November 30, 2010 and 2009, respectively.  As of the fiscal quarter ended November 30, 2010, compensation costs related to non-vested options amounted to approximately $2.2 million and will be recognized in the periods to November 30, 2015 over a weighted average term of 12 months.

The fair value of options grants was determined using the Black-Scholes option pricing model with the following weighted average assumptions. OCZ granted options to purchase an aggregate of 1,337,842 shares of its common stock under OCZ’s stock option plan in the nine months ended November 30, 2010.

	Three Months Ended	Nine Months Ended	Fiscal Year Ended
	November 30, 2010	November 30, 2010	February 28, 2010
Expected dividend	0%	0%	0%
Risk free interest rate	1.68%	1.90%	2.00%
Expected volatility	45%	45%	58%
Expected life (in years)	4.45	4.42	4.28

3.	Recent accounting pronouncements

In January 2010, the FASB issued a new accounting standards update for fair value measurements and disclosures.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers.  A reporting entity should separately disclose information about purchases, sales, issuances and settlements for Level 3 reconciliation disclosures.  The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update did not have a material impact on OCZ’s consolidated results of operations, financial condition or financial disclosures.

4.	Inventory

Inventory consists of the following:

	November 30, 2010 (in thousands)	February 28, 2010 (in thousands)
Raw materials	$7,193	$3,246
Work in progress	7,563	5,319
Finished goods	1,726	1,281
Total inventory	$16,482	$9,846

The November 30, 2010 inventory balances have been reduced by $3.7 million of net inventory reserves related to OCZ’s discontinued DRAM module products.

5.	Property and equipment

Net property and equipment consists of the following:

	November 30, 2010 (in thousands)	February 28, 2010 (in thousands)
Vehicles	$135	$135
Furniture and fixtures	40	38
Equipment	5,140	4,471
Leasehold Improvements	491	439
	5,805	5,083
Less: accumulated depreciation	(3,256)	(2,454)
Net Property and equipment	$2,550	$2,629

Depreciation expense for the nine months ended November 30, 2010 and 2009 and the fiscal year ended February 28, 2010 amounted to $807,000, $744,000 and $1.0 million, respectively.

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

Changes in the carrying amount in goodwill and other intangible assets are summarized as follows:

	Goodwill (in thousands)	Other Intangible assets (in thousands)
Cost
As of February 28, 2010	$10,796	$446
Additions during the period for acquisition earn out payment	35	—
As of November 30, 2010	$10,831	$446

Accumulated Amortization/Impairment
As of February 28, 2010	$842	$358
Amortization/Impairment for the period	—	53
As of November 30, 2010	$842	$411

Net carrying value
As of February 28, 2010	$9,954	$88
As of November 30, 2010	$9,989	$35

Other intangible assets

Intangible assets totaling $280,000(PC Power and Cooling, Inc.) allocated to trade name and trade marks from the above acquisitions are being amortized over 48 months on the straight-line basis.  The remaining balance of intangible assets relating to the acquisition of the Hypersonic PC Systems assets was written off as of February 28, 2010.  Amortization expense during the nine months ended November 30, 2010 and 2009 was $53,000 and $84,000, respectively.

The expected amortization for the future periods is as follows:

Fiscal years ending February 28,	(In thousands)
(3 months) 2011	$17.5
2012	17.5
Total	$35.0

The Company acquired certain assets of Solid Data Systems in November 2010 and paid approximately $350,000 in cash and 160,000 shares in restricted stock.  The Company determined that it acquired as identifiable assets in process research and development (IPRD) and fixed assets with goodwill also  resulting from the transaction.  The Company has tentatively determined the value of the IPRD and fixed assets to approximate the cash payment.  The Company has further assessed that it will not operate the business and believes that the goodwill and fixed assets are impaired and has written these off.  The Company has also assessed that the IPRD has not met technological feasibility and has written this off based on this stage and its perceived relative immateriality based on the initial valuation amount and the perception of what the maximum level of the final amount might be.  The total write-off related to this in the third quarter is $994,000 which is included in general and administrative expense.

7.	Accrued expenses

Accrued expenses consist of the following:

	November 30, 2010 (in thousands)	February 28, 2010 (in thousands)
Professional fees	$241	$230
Interest expense	41	50
Mail in rebate provision	330	544
Sales and marketing programs	2,197	741
Employee related expenses	941	522
Customer warranty provision	249	358
Uninvoiced goods and services	1,661	1,196
Other liabilities	901	748
Total accrued expenses	$6,560	$4,389

Sales and marketing programs increased to $2.2 million from $741,000 compared November 30, 2010 with February 28, 2010.  The increase was due to higher costs related to our sales and marketing programs primarily focused on our SSD products.

8.	Commitments and contingencies

Lease commitments.

OCZ and its subsidiaries lease office and warehouse facilities under lease terms expiring at various dates through 2013.  Rent expense amounted to $595,000 and $590,000 for the nine months ended November 30, 2010 and 2009, respectively.  As of November 30, 2010, the future minimum payments due under these non cancellable lease agreements are as follows:

Fiscal years ending February 28/29	(in thousands)
(3 months) 2011	$215
2012	486
2013	110
Total	$811

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

In July 2010, OCZ received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which the Company contends were defective. While the Company plans to vigorously defend itself, a total accrual of $1.35 million has been made as of November 30, 2010 which the Company believes is the maximum exposure in this matter.

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

In order to replace the SVB Credit Facility, in July 2009, OCZ entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which OCZ may factor its foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009, OCZ entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “SVB Agreement ”  and collectively with the FGI Agreement, the “Factoring Loan Agreements ”) to factor all its domestic receivables up to $10 million in the aggregate.  The SVB Agreement also capped the aggregate debt under both Factoring Loan Agreements to $14 million until May 10, 2010 at which time the $14 million cap was increased to $17.5 million.  Under the Factoring Loan Agreements, OCZ has guaranteed its obligations there under and has pledged substantially all of its assets as security.  As of November 30, 2010, the outstanding loan balances under the Factoring Loan Agreements were $15.4 million in the aggregate which are the same as the fair value.

Under the SVB Agreement, OCZ can borrow an amount up to 75% of the value of its approved factored customer invoices.  Interest is payable monthly on the aggregate of the face amounts of the unpaid factored customer invoices each month.  SVB also charges a monthly collateral handling fee based upon the unpaid factored customer invoices each month.  The rate of interest and the amount of the collateral handling fee is dependent upon OCZ’s Quick Ratio which is defined for this purpose as OCZ’s cash, marketable securities and accounts receivable divided by its current liabilities.  If OCZ’s Quick Ratio is greater than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.25% per annum and the collateral handling fee is 0.10%.  If OCZ Quick Ratio is less than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.75% per annum and the collateral handling fee is 0.45%.  The SVB Agreement requires that OCZ maintain a minimum Quick Ratio of at least 0.50:1.00.  As of November 30, 2010, OCZ’s Quick Ratio was 0.83:1:00.  Receivables are subject to recourse in the event of nonpayment by the customer.

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

In order to provide some bridge financing as these new financing arrangements were established, in August 2009 OCZ borrowed $500,000 from its Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan is repayable in equal installments in February 2010 and September 2010.  Mr. Petersen waived payment of the February 2010 installment until April 2010, at which time he was paid the $250,000 principal amount plus interest accrued through April 2010.  The loan was repaid in full in September 2010.

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

During the nine months ended November 30, 2010, 343,010 shares of common stock were issued in connection with the exercise of stock options. There were no stock option exercises during the fiscal year ended February 28, 2010. During the fiscal years ended February 28, 2009 and February 29, 2008, approximately 74,000 and 328,528 shares of common stock, respectively, were issued in connection with the exercise of stock options.

In March 2010, OCZ consummated a private placement financing pursuant to which it issued 5,151,662 shares of its common stock at $3.00 per share. OCZ received gross proceeds of approximately $15.45 million. In connection with the financing, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than May 21, 2010, to register 5,151,662 shares of its common stock and 2,575,833 shares of its common stock issuable upon exercise of certain warrants described below under “Warrants.”. The registration statement was filed with the SEC on May 21, 2010  and remained effective as of January 13, 2011. Also in March 2010, OCZ issued 29,710 shares of common stock in connection with certain services received.

In April 2010, OCZ granted options to purchase an aggregate of 330,000 shares of its common stock under OCZ’s stock option plan with the exercise price of $4.35 per share, which was the fair market value per share on the date of grant.

In June 2010, OCZ granted options to purchase an aggregate of 202,842 shares of its common stock under OCZ’s stock option plan with the exercise price of $3.06 per share, which was the fair market value per share on the date of grant.

In August 2010, OCZ granted options to purchase an aggregate of 100,000 shares of its common stock under OCZ’s stock option plan with the exercise price of $2.09 per share, which was the fair market value per share on the date of grant.

In October 2010, OCZ granted options to purchase an aggregate of 705,000 shares of its common stock under OCZ’s stock option plan with the exercise price of $2.83 per share, which was the fair market value per share on the date of grant.

In May 2010, all shares of OCZ’s Series A preferred stock and all warrants to purchase shares of Series A preferred stock were converted into shares of common stock and warrants to purchase shares of common stock, respectively. Under the terms of OCZ’s certificate of incorporation with respect to OCZ’s Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60th ) trading day following the commencement of trading of OCZ’s common shares on a public stock exchange, including OTCBB (“Mandatory Conversion”). The trading of OCZ’s common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010. The number of shares of OCZ’s common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows: If the sixty (60) day per share average closing price of OCZ’s common stock on such public stock exchange (the “ 60 Day Average ”) is between $3.00 and $5.00, then the Denominator Price will be the 60 Day Average. Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of OCZ’s Series A preferred stock were converted into 62,733 shares of OCZ’s common stock, and warrants to purchase 140,520 shares of OCZ’s Series A preferred stock were converted into warrants to purchase 144,541 shares of OCZ’s common stock at $4.86 per share.

On November 2, 2010, OCZ consummated a private placement financing pursuant to which it issued 7,139,960 shares of its common stock at $3.08125 per share.  OCZ received gross proceeds of approximately $22.0 million.  In connection with the financing, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than December 17, 2010, to register the 7,139,960 shares and 1,784,996 shares of its common stock issuable upon exercise of certain warrants, described below under “Warrants.”  The registration statement was filed with the SEC on December 10, 2010 and remained effective as of January 13, 2011.

On November 15, 2010 OCZ issued 160,000 shares of its common stock in connection with acquisition of certain intellectual property from Solid Data Systems, Inc. Of this amount issued, 38,000 shares are subject to various escrow provisions for a 3-year period with a potential release of 50% of the shares after 18 months.

The following table summarizes shares outstanding for the nine months ended November 30, 2010 and the fiscal year ended February 28, 2010.

	Nine Months Ended	Fiscal Year Ended
	November 30, 2010	February 28, 2010
	(in thousands)	(in thousands)
Shares outstanding, beginning	21,278	21,278
Weighted-average shares issued	5,474	-
Series A Preferred stock converted	48	-
Weighted-average shares, basic	26,800	21,278
Effect of dilutive stock options and warrants	-	-
Weighted-average shares, diluted	26,800	21,278

Stock incentive plan

In December 2004, OCZ adopted a stock incentive plan with 1,800,000 shares of common stock authorized for issuance.  The shares subject to the stock incentive plan was subsequently increased to 7,532,873.  The shares issued under the plan may be subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine.  The options granted will expire in a term not to exceed 10 years.

The following table summarizes option activity for the nine months ended November 30, 2010.

		Number of			Weighted
	Shares	shares			Average
	available	under	Exercise	Total	Exercise
	for grant	option	Price	$	Price

Balance at February 28, 2010	1,659,614	2,779,111	$-	$6,122,218	$2.20

New Authorized	2,500,000	-	-	-	-

Options granted	(1,337,842)	1,337,842	2.09-4.35	4,260,547	3.18

Options exercised	-	(343,010)	0.40-2.50	(560,903)	1.24

Options forfeited	451,685	(451,685)	$1.05-8.28	(1,188,195)	2.63

Balance at November 30, 2010	3,273,457	3,322,257	-	$8,769,779	$2.64

The following table summarizes information about stock options outstanding and exercisable:

	November 30, 2010	February 28, 2010
Exercise price range	$0.40-8.53	$0.40-8.53
Shares outstanding	3,322,257	2,779,111
Weighted average exercise price	$2.64	$2.20
Weighted average contractual life	8.41 years	8.4 years
Shares exercisable	1,391,997	1,287,695
Weighted average exercise price	$2.94	$2.76
Weighted average contractual life	7.25 years	7.5 years

Warrants

OCZ issued warrant instruments on April 28, 2006, June 12, 2006 and October 12, 2006 to Merchant John East Securities Limited (f/k/a John East & Partners Limited) as part of fee arrangements relating to its initial and follow-on offerings on AIM and a previous private placement. The remaining warrants are convertible into an aggregate of 142,577 shares of OCZ’s common stock, of which warrants to exercise 97,354 shares expire on September 16, 2013, and warrants to exercise the remaining shares expire on June 21, 2011. The exercise prices of the shares subject to warrants are 121.88 pence (approximately $1.85 at current exchange rates) for 45,223 shares, 162.50 pence (approximately $2.47 at current exchange rates) for 92,194 shares and 200.00 pence (approximately $3.04 at current exchange rates) for 5,160 shares.

OCZ issued warrant instruments in January and February 2010 to various investors in connection with a lockup agreement. These warrants are convertible into an aggregate of 140,520 shares of OCZ’s Series A preferred stock and expire between July 20 and August 24, 2010 at the exercise price of $5.00 per share. On May 4, 2010, all of these warrants were converted into warrants to purchase 144,541 shares of OCZ’s common stock with an exercise price of $4.86 per share. None of the newly converted common stock warrants were exercised and they all expired as of August 31, 2010.

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share. These warrants are subject to certain anti-dilution adjustments and,  as a result of the November 2, 2010 financing, these warrants were subject to a price adjustment calculation which resulted in a new exercise price of $4.87 per share. In connection with the March 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 77,275 shares of the Company’s common stock at $5.25 per share. The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis.

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities  pursuant to Accounting Standards Codification subtopic 815-40,  “Derivatives and hedging—Contracts in Entity’s Own Equity”  (ASC 815-40).  Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $2,081,000 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was increased to $3,317,000 at November 30, 2010 which resulted in a non-cash expense adjustment of $1,236,000 in the Statement of Operations for the nine months ended November 30, 2010. OCZ is required to continue to adjust the warrants to fair value through current period operations for each reporting period.

The fair value of the warrants at the issue date of March 23, 2010 was calculated using the Black-Scholes model with the following assumptions: Dividend yield: 0%, Volatility: 47%, Expected life: 5 years, Risk free rate: 2.02%, and a current share price of $3.00. At November 30, 2010 the assumptions were: Dividend yield: 0%, Volatility: 45%, Expected life: 4.31 years, Risk free rate: 1.35%, and a current share price of $4.05.

In November 2010, OCZ issued warrants to purchase up to an aggregate of 1,784,996 shares of its common stock at an exercise price of $5.25 per share.  These warrants will become exercisable on May 3, 2011.

In connection with the November 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 214,198 shares of the Company’s common stock at an exercise price of $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares of the Company’s common stock at an exercise price of $5.25 per share.  The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on November 2, 2015 and may be exercised by the holders on a cashless basis.

The following table summarizes warrant activity for the nine months ended November 30, 2010.

				Weighted
				average
	Number	Exercise	Total	exercise
	of shares	price	$	Price
Balance at February 28, 2010	274,695	$2.25-$5.00	$1,082,123	$3.93

Warrants granted	4,860,401	3.00-5.25	23,728,367	4.88

Warrants exercised	-	-	-	-

Warrants forfeited	(144,541)	4.86	(702,469)	4.86

Balance at November 30, 2010	4,990,555	$2.25-5.25	$24,108,021	$4.83

11.	Employee savings and retirement plan

OCZ has a 401(k) plan, known as the “OCZ Pension Plan.”  Eligibility to participate in the plan is subject to certain minimum service requirements.  Employees may voluntarily contribute up to $16,500 per annum (or $22,000 for individuals over 50 years of age), being the IRS maximum and OCZ may make matching contributions as determined by the Board in a resolution on or before the end of the fiscal year.  Any contributions by OCZ are immediately 100% vested.  OCZ did not make any contributions in nine months ended November 30, 2010 or 2009.

12.	Segment and geographic information

OCZ operates in a single industry segment and has three product groups comprised of memory processing, power supplies/other, and SSD storage. As previously discussed, the DRAM memory products will be discontinued after the fiscal 2011.

The following table sets forth the revenues for each of OCZ’s product groups for the nine months ended November 30, 2010 and November 30, 2009:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
Product Group	2010	2009	2010	2009
	(in thousands)		(in thousands)

SSD	$41,471	$21,281	$75,007	$55,986
Memory	6,261	9,756	33,898	31,387
Power Supplies/other	5,490	6,987	16,645	24,218
Total	$53,222	$38,024	$125,550	$111,591

OCZ’s revenues by major geographic area (based on shipping destination) were as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

United States	$15,195	$18,716	$48,772	$47,249
Canada	2,563	1,503	6,678	5,311
Europe/Middle East/Africa	30,315	15,267	57,024	44,615
Rest of World	5,149	2,538	13,075	14,416
Total	$53,222	$38,024	$125,550	$111,591

During the nine months ended November 30, 2010 and 2009, sales to one customer represented 19% and 18%, respectively of net revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended November 30, 2010, herein referred to as “the November 2010 quarter.” Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc. on a consolidated basis.  References to “$” are to United States dollars ..

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February.  Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending November 30, 2010 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases.  We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2010 and statements made in other subsequent filings, as they contain information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

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

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of the strategy we implemented in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business. In fact, in August 2010, we announced that we were discontinuing certain commodity level DRAM module products. Then, on January 10, 2011 we announced that the remaining DRAM modules products would be discontinued after fiscal 2011. As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “ OEMs ”).

In addition to our SSD and memory module product lines, we design, develop, manufacture and sell other high performance components for computing devices and systems, including thermal management solutions, AC/DC switching power supplies (or “PSU’s”) and computer gaming solutions.  We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently and cost effectively.  Through our diversified and global distribution channel, we offer more than 450 products to 340 customers, including leading retailers, etailers, OEMs and computer distributors.

Our ten largest customers measured by net revenues for our nine months ended November 30, 2010 are listed as follows in alphabetical order:

▪	BAS Group
▪	D & H Distributing Company
▪	INGRAM MICRO
▪	Magnell Associate Inc. dba Newegg.com
▪	Maxcom Memory GmbH
▪	MEMORYWORLD GmbH & Co., KG
▪	Micro Center Corporation
▪	Micro Peripherals LTD
▪	Netlink Computer Inc.
▪	SYX Distribution Inc.

These ten customers represented approximately 52% our net revenue for the nine months ended November 30, 2010.  Our largest customer is Magnell Associates Inc. dba NewEgg.com, which represented approximately 19% of our revenue for the nine months ended November 30, 2010.  No other customer was responsible for 10% or more of our net revenues.

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

As of November 30, 2010, we had approximately 340 customers, most of which are distributors, system integrators, retailers and etailers in 55 countries.

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

Results of Operations for Three and Nine Months Ended November 30, 2010 and 2009

The following table sets forth our financial results, as a percentage of net revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	unaudited		unaudited
	2010	2009	2010	2009

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	85.6%	83.0%	89.3%	85.3%
Gross profit	14.4%	17.0%	10.7%	14.7%

Sales and marketing	8.9%	6.6%	8.9%	6.9%
Research and development	3.6%	3.5%	4.1%	3.6%
General, administrative and operations	10.4%	9.6%	10.9%	10.0%
Total operating expenses	23.0%	19.7%	23.9%	20.6%
Operating income (loss)	-8.6%	-2.8%	-13.2%	-5.9%
Other income (expense) - net	-0.2%	1.6%	-0.1%	0.6%
Interest and financing costs	-1.6%	-1.4%	-1.6%	-1.0%
Adjustment to the fair value of common stock warrants	-5.2%	0.0%	-1.0%	0.0%
Income (loss) before income taxes	-15.6%	-2.6%	-15.9%	-6.3%

Income tax expense (benefit)	0.0%	0.0%	0.7%	0.0%
Net income (loss)	-15.7%	-2.6%	-16.5%	-6.3%

Comparison of the Three Months Ended November 30, 2010 and 2009

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and SSDs are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a  strategy  we implemented in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business.  In fact, in August 2010, we announced that we were discontinuing certain commodity level DRAM module products. Then, on January 10, 2011 we announced that the remaining DRAM modules products would be discontinued after fiscal 2011. As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “ OEMs ”).

Net revenues.  Net revenues increased by $15.2 million, or 39.97% to $53.2 million for the three months ended November 30, 2010 compared with $38.0 million for the three months ended November 30, 2009, The increased in net sales was due to increased demand in SSD. Memory net revenues decreased by $3.5 million to $6.3 million for the three months ended November 30, 2010 compared with $9.8 million for the three months ended November 30, 2009 as we discontinued the sale of our commodity level DRAM memory module products and sold 57% less memory units.  Power supplies and other net revenues also decreased by $1.5 million to $5.5 million for the three months ended November 30, 2010 compared with $7.0 million for the three months ended November 30, 2009 due in part to our inability to receive power supply parts in the quarter in time to meet the market demand for our power supplies.  The decreases in memory and power supplies and other net revenues was offset by $20.2 million or 95% increase in SSD net revenues to $41.5 million for the three months ended November 30, 2010 compared with $21.3 million for the three months ended November 30, 2009.

Cost of revenues.  Cost of revenues increased by $14.0 million, or 44.3%, to $45.6 million for the three months ended November 30, 2010 compared with $31.6 million for three months ended November 30, 2009.  Cost of revenues as a percentage of net revenues was 85.6% for the three months ended November 30, 2010 compared with 83.0% for the three months ended November 30, 2009.  This increase was largely attributable to a $1.5 million additional inventory reserve taken in connection with our discontinued  DRAM module products.

            Sales and marketing expenses.  Sales and marketing expenses increased by $2.2 million, or 89.0%, to $4.8 million for the three months ended November 30, 2010 compared with $2.5 million for the three months ended November 30, 2009.  Sales and marketing expenses were 8.9% and 6.6% of net revenues for the three months ended November 30, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were due to higher costs related to our sales and marketing programs primarily focused on our SSD products.

Sales and marketing expenses include stock-based compensation expense of $58,000 and $19,000 for the three months ended November 30, 2010 and 2009, respectively.

Research and development expenses.  Research and development expenses increased by $0.6 million, or 44.1% to $1.9 million for the three months ended November 30, 2010 compared with $1.3 million for the three months ended November 30, 2009.  Research and development expenses were 3.6% and 3.5% of net revenues in the three months ended November 30, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were primarily due to additional resources used in the development of our SSD products.

Research and development expenses include stock-based compensation expense of $84,000 and $21,000 for the three months ended November 30, 2010 and 2009, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses increased by $1.9 million, or 51.9%, to $5.6 million for the three months ended November 30, 2010 compared with $3.7 million for the three months ended November 30, 2009.  General, administrative and operations expenses were 10.4% and 9.6% of net revenues in the three months ended November 30, 2010 and 2009, respectively.  The increase in absolute dollars was primarily due to $994,000 of charges from the acquisition of certain intellectual property and other intangibles from Solid Data Systems, Inc., $323,000 of executive severance costs and $157,000 of increased shipping costs resulting from higher sales.

General and administrative expenses include stock-based compensation expenses of $98,000 and $34,000 for the three months ended November 30, 2010 and 2009, respectively.

Other income (expense) - net.  Other expense-net increased by $701,000 or 116.8% to ($101,000) for the three months ended November 30, 2010 compared with $600,000 in the three month ended November 30, 2009. This change was the result of a $108,000 foreign translation loss and $7,000 other income in the three months ended November 30, 2010 compared with a $58,000 foreign translation loss and $658,000 other income in the three months ended November 30, 2009 including the recognition of $668,000 of gain from the sale of all inventory, patents and goodwill related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation.

Interest and Financing Costs.  Interest and financing costs increased $329,000 to $851,000 for the three months ended November 30, 2010 compared with $522,000 for the three months ended November 30, 2009.  This increase was primarily due to the higher interest rates and fees charged on borrowed funds payable under our new credit facilities which began in August 2009 coupled with higher amounts borrowed under the foreign line, which bears a higher effective cost.

Adjustment to the fair value of common stock warrants.  On March 23, 2010 we issued warrants to purchasers of common stock and we are required to adjust the warrants to fair value through current period operations for each reporting period. Accordingly, we recorded a non-cash loss of $2.8 million related to a fair value adjustment as of November 30, 2010 for the embedded derivative in those warrants.  No such warrants were outstanding on November 30, 2009 and therefore no related charge needed to be recorded.

Comparison of the Nine Months Ended November 30, 2010 and 2009

Net revenues.  Net revenues increased by $14.0 million, or 12.5% to $125.6 million for the nine months ended November 30, 2010 compared with $111.6 million for the nine months ended November 30, 2009.   Memory net revenues increased by $2.5 million to $33.9 million for the nine months ended November 30, 2010 compared with $31.4 million for the nine months ended November 30, 2009 as we discontinued the sale of certain of our commodity level DRAM module products and sold 59% less memory units while the ASP increased 57% in the nine months ended November 30, 2010.  Power supplies and other net revenues decreased by $7.6 million to $16.6 million for the nine months ended November 30, 2010 compared with $24.2 million for the nine months ended November 30, 2009. SSD net revenues increased by $19 million to $75 million for the nine months ended November 30, 2010 compared with $56 million for the nine months ended November 30, 2009 due to increased demand in SSD products.

Cost of revenues.  Cost of revenues increased by $16.9 million, or 17.8%, to $112,000 million for the nine months ended November 30, 2010 compared with $95.2 million for nine months ended November 30, 2009.  Cost of revenues as a percentage of net revenues was 89.3% for the nine months ended November 30, 2010 compared with 85.3% for the nine months ended November 30, 2009.  This increase was largely attributable to a $4.3 million inventory reserve taken in connection with our discontinued DRAM module products.

            Sales and marketing expenses.  Sales and marketing expenses increased by $3.4 million, or 44.2%, to $11.1 million for the nine months ended November 30, 2010 compared with $7.7 million for the nine months ended November 30, 2009.  Sales and marketing expenses were 8.9% and 6.9% of net revenues for the nine months ended November 30, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were due to higher costs related to our sales and marketing programs primarily focused on our SSD products.

Sales and marketing expenses include stock-based compensation expense of $146,000 and $122,000 for the nine months ended November 30, 2010 and 2009, respectively.

Research and development expenses.  Research and development expenses increased by $1.1 million, or 28.6% to $5.2 million for the nine months ended November 30, 2010 compared with $4.0 million for the nine months ended November 30, 2009.  Research and development expenses were 4.1% and 3.6% of net revenues in the nine months ended November 30, 2010 and 2009, respectively.  The increases in both absolute dollars and percentage were primarily due to additional resources used in the development of our SSD products.

Research and development expenses include stock-based compensation expense of $211,000 and $130,000 for the nine months ended November 30, 2010 and 2009, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses increased by $2.5 million, or 22.0%, to $13.7 million for the nine months ended November 30, 2010 compared with $11.2 million for the nine months ended November 30, 2009.  General, administrative and operations expenses were 10.9% and 10.0% of net revenues in the nine months ended November 30, 2010 and 2009, respectively.  The increase in absolute dollars was primarily due to $1.35 million charge related to a legal action asserted by a former product vendor, $994,000 of charges from the acquisition of certain intellectual property and other intangibles from Solid Data Systems, Inc. and $323,000 of executive severance costs.  This increase was partially offset by $324,000 of reduced shipping costs resulting from a higher mix of SSD sales and $311,000 of lower legal and accounting expenses.

General and administrative expenses include stock-based compensation expenses of $267,000 and $213,000 for the nine months ended November 30, 2010 and 2009, respectively.

Other income (expense) - net.  Other expense-net increased by $781,000 or 116.7% to ($112,000) for the nine months ended November 30, 2010 from a $669,000 gain in the nine month ended November 30, 2009. This change was the result of a $123,000 foreign translation loss in the nine months ended November 30, 2010 compared with a $49,000 foreign translation gain in the nine months ended November 30, 2009. In addition, OCZ recognized $668,000 of gain from the sale of all inventory, patents and goodwill related to our Neural Impulse Actuator product line to BCInet, Inc., a Delaware corporation in the nine months ended November 30, 2009.

Interest and financing costs.  Interest and financing costs increased $872,000 to $2.0 million for the nine months ended November 30, 2010 compared with $1.2 million for the nine months ended November 30, 2009.  This increase was primarily due to the higher interest rates and fees charged on borrowed funds payable under our new credit facilities which began in August 2009 coupled with higher amounts borrowed.

Adjustment to the fair value of common stock warrants.  On March 23, 2010 we issued warrants to purchasers of common stock which required us to record a non-cash loss of $1.2 million related to a fair value adjustment as of November 30, 2010 for the embedded derivative in those warrants.  No such warrants were outstanding on November 30, 2009 and therefore no related charge needed to be recorded.

Provision for income taxes.  The provision for income taxes increased $862,000 to $861,000 for the nine months ended November 30, 2010 compared with $1,000 tax benefit for the nine months ended November 30, 2009. This increase was due to the increase in the valuation allowance for our deferred tax assets due to losses sustained in the period, due partially to the discontinuance of the DRAM module products.

Liquidity and Capital Resources

Since our inception, we have historically not generated cash from operations and have relied upon funds from equity offerings and debt financing.

Operating Activities.  Net cash provided (used) by operating activities was ($19.6) million and ($1.3) million for the nine months ended November 30, 2010 and 2009, respectively.  Net cash was used by operating activities during nine months ended November 30, 2010 in a number of ways.  We had a $20.8 million loss for the nine months ended November 30, 2010.  Additionally, cash was used to increase accounts receivable by $10.6 million, inventory by $10.3 million and prepaid expenses by $945,000. These cash uses for the nine months ended November 30, 2010 were partially offset by an increase in accounts payable of $12.0 million as we were able to establish more industry typical credit terms with our vendors. In the nine months ended November 30, 2010, we issued standby letters of credit for $1 million which enabled access to a new vendor’s higher credit line.  We have deposited $1 million into a separate money market account at SVB as collateral for the standby letter of credit. The cash uses were also offset by increases in accrued and other liabilities by $2.2 million.  The cash uses were further offset by non-cash related expenses, a $3.7 million charge for inventory reserves, a $1.2 million non-cash loss for stock warrants, $931,000 for bad debt expenses, $836,000 of increase deferred tax asset valuation allowance, $860,000 of depreciation and amortization expenses, $644,000 non-cash acquisition of certain intellectual property from Solid Data Systems, Inc. and $624,000 for non-cash stock based compensation.  These cash uses primarily reflect utilization of the $13.9 million and $20.5 million of net proceeds raised in March 2010 and November 2010 to bolster working capital as we increased inventory for future sales, sold additional product on trade credit terms and bought additional raw materials from vendors on trade credit.

Net cash used by operating activities for the nine months ended November 30, 2009 was due primarily to a $7.0 million loss coupled with a $3.1 million decrease in inventory, a $216,000 decrease in accounts receivable, an increase in accounts payable of $934,000 million and an increase in accrued and other liabilities of $440,000, partially offset by an in increase in prepaid expenses and other assets of $137,000.  The decreases in accounts receivable and inventory for the nine months ended November 30, 2009 were primarily due to effective collection efforts and higher sales of existing inventory.

Investing activities.  Net cash used by our investing activities was $767,000 and $969,000 for the nine months ended November 30, 2010 and 2009, respectively.  Of these amounts, $728,000 and $658,000, respectively, were related to the purchase of fixed assets including those needed to support our growth and establish our warehouse and manufacturing facility in Taiwan.  These amounts also include earn out payments for the 2007 acquisition of certain assets of PC Power & Cooling of $35,000 and $355,000 for the nine months ended November 30, 2010 and 2009, respectively.

Financing activities.  Net cash provided (used) by our financing activities was $39.3 million and $3.0million for the nine months ended November 30, 2010 and 2009, respectively.  Cash provided by financing activities in the nine months ended November 30, 2010 primarily reflects our common stock issuance of $34.3million (net of expenses) and $5.1 million of additional bank loans, partially offset by the $500,000 principal payment of a shareholder loan from our Chief Executive Officer, Ryan Petersen.  In March 2010, we issued an aggregate of 5,151,662 shares of our common stock at a purchase price of $3.00 per share in connection with a private placement, whereby we received gross proceeds of $15.45 million and incurred $1.58 million of fund raising costs.  In the March 2010 private placement, we also issued warrants (i) to investors to purchase up to  2,575,833 shares of our common stock at $5.25 per share to investors and (ii) to a placement agent to purchase up to 154,550 shares of our common stock at $3.00 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 77,275 shares of the Company’s common stock at $5.25 per share.  All of the warrants issued in the March 2010 financing will expire on November 2, 2015 and may be exercised by the holders on a cashless basis. In November 2010, we issued an aggregate of 7,139,960 shares of our common stock at a purchase price of $3.08125 per share in connection with a private placement, whereby we received gross proceeds of $22.0 million and incurred approximately $1.7 million of fundraising costs.  In the March 2010 private placement, we also issued warrants to investors to purchase up to (i) 1,784,996 shares of our common stock at $5.25 per share and (ii) to a placement agent to purchase up to 214,198 shares of our common stock at $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares. The warrants issued to the investors will become exercisable on May 3, 2011.  All of the warrants issued in the November 2010 financing will expire on November 2, 2015, and may be exercised by the holders on a cashless basis.

The net cash provided by financing activities of $3.0 million for the nine months ended November 30, 2009 was due to $2.7 million of additional bank loans and $500,000 from the proceeds of a loan to the Company by our Chief Executive Officer, Ryan Petersen offset by repayment of a $200,000 note payable.

Other factors affecting liquidity and capital resources.

We have historically not generated cash from operations and have relied upon equity offerings and debt financing to support our growth objectives.  In July 2009, we entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we may factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “SVB Agreement ” and collectively with the FGI Agreement, the “Factoring Loan Agreements ”) to factor all our domestic receivables up to $10 million in the aggregate.  The SVB Loan Agreement caps the aggregate debt under both Factoring Loan Agreements to $17.5 million.  Under the Factoring Loan Agreements we have guaranteed our obligations there under and have pledged substantially all of our assets as security.  As of November 30, 2010 and February 28, 2010, the aggregate outstanding loan balances under the Factoring Loan Agreement were $15.4 million and $10.4 million, respectively. While there is still borrowing capability of $2.1 million as of November 30, 2010, in the existing Factoring Loan Agreements, we may need additional borrowing capacity under the lines to help finance the expected growth of the SSD market in the next twelve months. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

Under the SVB Agreement, we can borrow an amount up to 75% of the value of our approved factored customer invoices.  Interest is payable monthly on the aggregate of the face amounts of the unpaid factored customer invoices each month.  SVB also charges a monthly collateral handling fee based upon the unpaid factored customer invoices each month.  The rate of interest and the amount of the collateral handling fee is dependent upon our Quick Ratio which is defined for this purpose as our cash, marketable securities and accounts receivable divided by our current liabilities. If our Quick Ratio is greater than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.25% per annum and the collateral handling fee is 0.10%.  If our Quick Ratio is less than 0.75:1.00 in any month, the applicable interest rate is SVB Prime plus 2.75% per annum and the collateral handling fee is 0.45%.  The SVB Agreement requires a minimum Quick Ratio of 0.50:1.00.  As of November 30, 2010 our Quick Ratio was 0.83:1:00.  Receivables are subject to recourse in the event of nonpayment by the customer.

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

In order to provide bridge financing as these new financing arrangements were established, in August 2009 we borrowed $500,000 from our Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan was repayable in equal installments in February 2010 and September 2010.  Even though the first installment of the loan to Mr. Petersen was due in February, Mr. Petersen waived payment until April 2010, at which time he was paid the first installment amount plus interest accrued through April 2010.  In September 2010, the loan from Mr. Petersen and all related interest was paid in full.

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

We incurred significant losses in the third quarter of fiscal 2011 and in the fiscal 2011 year to date, primarily reflecting higher than anticipated pricing concessions and inventory reserves associated with our DRAM memory products.  We are planning to discontinue the remaining portions of this product line by the end of fiscal 2011.  Our focus on growing SSD product sales has had a significant positive impact on our results.  We expect that we will continue to incur weak margins on DRAM products, though we believes we has reduced our inventory costs through valuation reserves recorded in the second and third quarters of fiscal 2011 such that the discontinuance or these products will not generate significant losses.

  We have used $19.6 million of cash in our operating activities for the nine months ended November 30, 2010 compared to $1.3 million of cash used in our operating activities for the nine months ended November 30, 2009.  This substantial increase in cash used in operating activities, was financed by the $39.3 million raised from financing activities in the nine months ended November 30, 2010 compared to $3.0 million in cash flow from financing activities for the nine months ended November 30, 2009.  We may seek additional credit availability under our existing Factoring Loan Agreements and will be looking to generate cash flow from operations to service our debt, support working capital needs, finance capital investment and increase research and development. We may be required, or may elect, to seek additional funding through public or private equity or debt financing to support our planned growth and there can be no assurance that additional funds will be available on terms acceptable to us or at all.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of November 30, 2010:

PAYMENTS DUE BY PERIOD

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$811	$679	$132	-	-

Total	$811	$679	$132	$-	$-

Inflation

Inflation was not a material factor in either revenues or operating expenses during the nine months ended November 30, 2010 and 2009.

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

Item 4.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 23, 2010, a former product vendor, Akust Technology Co., Ltd. filed a lawsuit against us in the Taiwan Taoyuan District Court in Taiwan claiming approximately $1.25 million in damages plus interest.  Akust has claimed that it was entitled to receive the $1.25 million as payment for various shipments of materials it claimed it made to us in 2008.  We intend to vigorously defend ourselves against this matter.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description

4.1*	Form of Warrant for Investors issued November 2, 2010

4.2*	Form of Warrant for Placement Agent issued November 2, 2010

10.1*	Securities Purchase Agreement dated October 29, 2010

10.2*	Registration Rights Agreement dated October 29, 2010

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Form 8-K filed on November 4, 2010

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCZ TECHNOLOGY GROUP, INC.

/s/ Ryan M. Petersen
Ryan M. Petersen,
President and Chief Executive Officer

/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer

Date:     January 13, 2011