Form 10-Q/A
period 2010-11-30
OCZ TECHNOLOGY GROUP INC
filed 2011-01-14
CIK 1355128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

This amendment corrects certain typographical errors within the “Net revenues” discussions in the MD&A.

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

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of the strategy we implemented in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business. In fact, in August 2010, we announced that we were discontinuing certain commodity level DRAM module products. Then, on January 10, 2011 we announced that the remaining DRAM modules products would be discontinued after fiscal 2011. As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “ OEMs”).

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

Comparison of the Three Months Ended November 30, 2010 and 2009

Historically, we primarily sold high performance memory modules to individual computing enthusiasts through catalog and online retail channels.  However, SSDs have emerged as a strong market alternative to conventional disk drive technology and SSDs are rooted in much of the same basic technological concepts as our legacy memory module business.  Today, as part of a  strategy  we implemented in fiscal year 2009, our product mix is significantly more weighted toward the sale of SSDs and the SSD product line has become central to our business.  In fact, in August 2010, we announced that we were discontinuing certain commodity level DRAM module products. Then, on January 10, 2011 we announced that the remaining DRAM modules products would be discontinued after fiscal 2011. As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “ OEMs”).

Net revenues.  Net revenues increased by $15.2 million, or 39.97% to $53.2 million for the three months ended November 30, 2010 compared with $38.0 million for the three months ended November 30, 2009, The increase in net sales was due to increased demand in SSDs. Memory net revenues decreased by $15.0 million to $6.3 million for the three months ended November 30, 2010 compared with $21.3 million for the three months ended November 30, 2009 as we discontinued the sale of our commodity level DRAM memory module products and sold 57% less memory units.  Power supplies and other net revenues also decreased by $1.5 million to $5.5 million for the three months ended November 30, 2010 compared with $7.0 million for the three months ended November 30, 2009 due in part to our inability to receive power supply parts in the quarter in time to meet the market demand for our power supplies.  The decreases in memory and power supplies and other net revenues was offset by $31.7 million or 325% increase in SSD net revenues to $41.5 million for the three months ended November 30, 2010 compared with $9.8 million for the three months ended November 30, 2009.

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

Comparison of the Nine Months Ended November 30, 2010 and 2009

Net revenues.  Net revenues increased by $14.0 million, or 12.5% to $125.6 million for the nine months ended November 30, 2010 compared with $111.6 million for the nine months ended November 30, 2009.   Memory net revenues decreased by $22.1 million to $33.9 million for the nine months ended November 30, 2010 compared with $60.0 million for the nine months ended November 30, 2009 as we discontinued the sale of certain of our commodity level DRAM module products and sold 59% less memory units while the ASP increased 57% in the nine months ended November 30, 2010.  Power supplies and other net revenues decreased by $7.6 million to $16.6 million for the nine months ended November 30, 2010 compared with $24.2 million for the nine months ended November 30, 2009. SSD net revenues increased by $43.6 million to $75 million for the nine months ended November 30, 2010 compared with $31.4 million for the nine months ended November 30, 2009 due to increased demand in SSD products.

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

Date:     January 14, 2011