Form 10-Q/A
period 2010-11-30
OCZ TECHNOLOGY GROUP INC
filed 2011-04-21
CIK 1355128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.2

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

This amendment corrects certain typographical errors in data related to product group revenue and cash flow for the three and nine months ended November 30, 2009.

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

OCZ Technology Group, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended
	November 30,
	2010	2009
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss)	$(20,775)	$(7,029)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation of property and equipment	807	744
Amortization of intangibles	53	83
Bad debt expense	931	520
Stock-based compensation	624	465
Disposition of product line	-	(668)
Fair value adjustment of stock warrants	1,236	-
Adjustment to deferred tax asset	836	-
Non-cash inventory reserve	3,696	-
Non-cash asset acquisition	644	-
Changes in operating assets and current liabilities:
Accounts receivable	(10,561)	216
Inventory	(10,332)	3,159
Prepaid expenses and other assets	(945)	(137)
Accounts payable	12,032	934
Accrued and other liabilities	2,171	440
Net cash (used in) provided by operating activities	(19,583)	(1,273)

Cash flows from investing activities:
Purchases of property and equipment	(728)	(658)
(Increase) decrease in deposits	(4)	44
Asset acquisition earn out payments	(35)	(355)
Net cash (used in) provided by investing activities	(767)	(969)

Cash flows from financing activities:
Issuance of common stock	34,287	8
Issuance of preferred stock	-	40
Proceeds from employee stock programs	403	-
Proceeds from bank loan, net	5,083	2,677
(Repayment) increase of shareholder loan	(500)	300
Net cash provided by (used in) financing activities	39,273	3,025

Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(51)
Net increase in cash and cash equivalents	18,879	732
Cash and cash equivalents at beginning of period	1,224	420
Cash and cash equivalents at end of period	$20,103	$1,152

Supplemental disclosures:
Interest paid	$888	$571
Income taxes paid	$25	$-

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

The following table sets forth the revenues for each of OCZ’s product groups for the nine months ended November 30, 2010 and November 30, 2009:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
Product Group	2010	2009	2010	2009
	(in thousands)		(in thousands)

SSD	$41,471	$9,756	$75,007	$31,387
Memory	6,261	21,281	33,898	55,986
Power Supplies/other	5,490	6,987	16,645	24,218
Total	$53,222	$38,024	$125,550	$111,591

OCZ’s revenues by major geographic area (based on shipping destination) were as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

United States	$15,195	$18,716	$48,772	$47,249
Canada	2,563	1,503	6,678	5,311
Europe/Middle East/Africa	30,315	15,267	57,024	44,615
Rest of World	5,149	2,538	13,075	14,416
Total	$53,222	$38,024	$125,550	$111,591

During the nine months ended November 30, 2010 and 2009, sales to one customer represented 19% and 18%, respectively of net revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of the Nine Months Ended November 30, 2010 and 2009

Net revenues.  Net revenues increased by $14.0 million, or 12.5% to $125.6 million for the nine months ended November 30, 2010 compared with $111.6 million for the nine months ended November 30, 2009.   Memory net revenues decreased by $22.1 million to $33.9 million for the nine months ended November 30, 2010 compared with $56.0 million for the nine months ended November 30, 2009 as we discontinued the sale of certain of our commodity level DRAM module products and sold 59% less memory units while the ASP increased 57% in the nine months ended November 30, 2010.  Power supplies and other net revenues decreased by $7.6 million to $16.6 million for the nine months ended November 30, 2010 compared with $24.2 million for the nine months ended November 30, 2009. SSD net revenues increased by $43.6 million to $75 million for the nine months ended November 30, 2010 compared with $31.4 million for the nine months ended November 30, 2009 due to increased demand in SSD products.

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

Date:     April 21, 2011