Form 10-K
period 2011-02-28
OCZ TECHNOLOGY GROUP INC
filed 2011-05-17
CIK 1355128

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-53633

OCZ Technology Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-3651093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6373 San Ignacio Avenue San Jose, California	95119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 733-8400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0025 par value	The NASDAQ Capital Market
(title of each class)	(name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Based upon the closing sales price of the Common Stock on The NASDAQ Capital Market on August 31, 2010, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $26.7 million.  Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons are deemed to be affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 51,382,632 as of May 5, 2011.

Documents Incorporated By Reference

None.

OCZ Technology Group, Inc.

Form 10-K

Forward Looking Statements

This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, and our expectations regarding materials and inventory management.  These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.  We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission.  More information about potential factors that could affect our business and financial results is set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Part I

Item 1. Business

General

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002.  OCZ has two subsidiaries, OCZ Canada, Inc., a Canadian corporation, and OCZ Technology Ireland Limited, an Irish corporation.  As part of the March 2011 Indilinx acquisition described below, we added subsidiaries in Korea and the USA.   Unless the context requires otherwise, references in this document to “us”, “our” or “we” are to OCZ on a consolidated basis.

In May 2007, we acquired PC Power and Cooling, Inc., a privately-held manufacturer of Power Supply Units (“PSUs”) that was based in San Diego, California.  We now offer both PC Power and Cooling, Inc. and OCZ branded PSUs.  In October 2007, we acquired substantially all of the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a privately-held manufacturer of high performance gaming PCs and laptops aimed at the computer gaming community that was based in Great Neck, New York.

On March 25, 2011, we acquired Indilinx Co., Ltd., a leading fabless provider of flash controller silicon and software for Solid State Drives (“SSDs”). Indilinx has supplied us with SSD controller technology, which we integrate in many of our SSDs, since 2009. Indilinx was founded in 2006 by a team from Samsung with significant expertise in flash technology. In addition to NAND flash memory, Indilinx’s product line also includes reference designs and software which enable the development and deployment of SSDs into enterprise, consumer, embedded, hybrid storage and industrial markets.

Overview

We are a leader in the design, manufacture and distribution of high-performance solid state drives, or SSDs. We focus primarily on three market segments: High-Performance and Server, Enterprise and Consumer.

•	High Performance and Server – Includes servers, workstations and high-performance computing devices primarily used in the enterprise and in specialized environments including technology and aviation

•	Enterprise – Includes data centers, cloud computing, enterprise computing devices and storage area networks

•	Consumer – Includes a broad array of consumer devices including PCs, laptops, tablets, gaming devices and mobile handsets

Our products provide high-performance SSDs to each of our focus market segments at competitive prices. We sell our SSDs and components directly to enterprise customers and original equipment manufacturers, or OEMs, through our direct sales force, and to other end customers through a channel of systems integrators, IT integrators and fulfillment and retail distributors, including many online retailers that are focused on technology.

Historically, we primarily focused on developing, manufacturing and selling high-performance DRAM memory modules to computing enthusiasts through catalog and online retail channels. As the market for SSDs began to develop over the last several years, we have shifted our focus to serve this emerging market as our primary focus. We believe that our strong R&D foundation in memory has provided a solid R&D platform and natural transition to develop our SSD capabilities, given the technological similarities between product categories. We began to implement a strategy to shift our focus towards the emerging SSD market in early 2009, which has resulted in our revenue mix shifting heavily towards SSDs, which became a majority of our business in 2010. In August 2010, we announced that we planned to deemphasize our legacy memory products by discontinuing certain low margin commodity DRAM module products. By February 28, 2011, the end of our fiscal year, we had discontinued our legacy memory products to focus on SSDs in accordance with our previously announced plans in January 2011.  Throughout this period we have continued to invest in R&D surrounding a wide array of SSD types and interfaces and on March 25, 2011, we closed on our previously announced acquisition of Indilinx Co., Ltd., a leading fabless provider of flash controller silicon and software for SSDs.

In addition to our SSD product lines, we design, develop, manufacture and sell other high-performance components for computing devices and systems, including thermal management solutions, AC/DC switching power supplies, or PSUs. We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to enable computers to operate faster and more reliably, efficiently and cost effectively. Through our diversified and global distribution channel, we offer approximately 250 products to more than 400 customers, including leading online and offline retailers, OEMs and IT distributers.  Sales to our ten largest customers in 2011 accounted for approximately 49% of our net revenue.  During 2011, revenue from Newegg.com accounted for approximately 17% of our net revenue.  No other customer was responsible for 10% or more of our net revenue.

We develop flexible and customizable component solutions quickly and efficiently to meet the ever changing market needs and provide superior customer service.  We believe our high performance computer components offer the speed, density, size and reliability necessary to meet the special demands of:

•	industrial equipment and computer systems;

•	computer and computer gaming and enthusiasts;

•	mission critical servers and high end workstations;

•	personal computer (“PC”) upgrades to extend the useable life of existing PCs;

•	high performance computing and scientific computing;

•	video and music editing;

•	home theater PCs and digital home convergence products; and

•	digital photography and graphic design workstations.

We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process and reduces time-to-market.

Currently, our products are purchased by over 400 customers, most of which are distributors or etailers in 70 countries.  For our fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, our net sales were $190.1 million, $144 million and $156 million, respectively, and our net loss was $30.0 million, $13.5 million and $11.7 million, respectively.

Indilinx Acquisition

On March 25, 2011, we acquired Indilinx Co., Ltd., a leading fabless provider of flash controller silicon and software for SSDs. Indilinx has supplied us with SSD controller technology, which we integrate in many of our SSDs, since 2009. Indilinx was founded in 2006 by a team from Samsung with significant expertise in flash technology. In addition to NAND flash memory, Indilinx’s product line also includes reference designs and software which enable the development and deployment of SSDs into enterprise, consumer, embedded, hybrid storage and industrial markets.

During the years ended December 31, 2010 and 2009, Indilinx had revenues (in Korean Won) of approximately 2.177 billion KRW and 8.510 billion KRW, respectively. Sales to OCZ for those periods amounted to approximately 0.48 billion KRW and 4.81 billion KRW, respectively. In 2008, Indilinx had revenues of 82.5 million KRW. Indilinx had a net loss of 4.075 billion KRW in 2010, net income of 1.465 billion KRW in 2009, and a net loss of 2.122 billion KRW in 2008. As of December 31, 2010, Indilinx had total assets of 11.6 billion KRW and stockholders’ equity of 6.1 billion KRW. Indilinx has historically prepared its financial statements in accordance with Korean GAAP, which differs from US GAAP. As a result, the foregoing numbers and the numbers in the next paragraph, are not indicative of what Indilinx’s results would have been had Indilinx prepared its financial statements in accordance with US GAAP.

Using the March 25, 2011 exchange rate of approximately 1,112 KRW to 1 US Dollar, the total Indilinx revenues for the three years ended December 31, 2010, 2009, and 2008 were approximately $2.0 million, $7.7 million, and $74,000, respectively. Sales to OCZ were approximately $436,000, or 22%, in 2010 and $4.3 million, or 57%, in 2009. Sales in 2008 were immaterial. Indilinx had a net loss of approximately $3.7 million in 2010, a net income of $1.3 million in 2009, and a net loss of $1.9 million in 2008. As of December 31, 2010, Indilinx had total assets of approximately $10.4 million and stockholders’ equity of approximately $5.5 million.

In 2010, we moved much of our controller supply from Indilinx to alternative vendors. This switch was due to a production delay at Indilinx that caused missed product release dates and delays in fulfilling demand. This delay was the primary contributor of Indilinx’s revenue decline from 2009 to 2010.

Indilinx supplies controllers for our Vertex, Z-drive and Colossus series of SSDs, and supplies controllers for our SSDs that are components of our customers’ end products. We will continue to produce, supply and support the Indilinx product line for current customers, which include other SSD manufacturers and OEMs on a global basis. We expect to benefit from Indilinx’s strong technology position and R&D capabilities. Indilinx has 20 awarded or filed patents related to its controller technology, and we expect to utilize this technology across a broader portion of our product line, including our enterprise SSD products. In addition to enhanced product capabilities through integrated controller functionality, we expect to improve our SSD product gross margins through vertical integration.

Indilinx is headquartered in Seoul, South Korea and has additional offices in Milpitas, California and Taipei, Taiwan. We have added approximately 45 employees through our Indilinx acquisition, the majority of which are R&D employees and located in South Korea. We expect to retain Indilinx’s employees, including Bumsoo Kim, Founder and President of Indilinx and Hyun Mo Chung, Indilinx’s Chief Technology Officer who are now officers of OCZ.

The purchase price was $32.3 million which was paid in 4,160,630 shares of our common stock and $569,343 in cash.

Our Product Groups

We operate in a single industry segment and have three product groups, consisting of SSD, Memory and Power Supplies. The following table summarizes our revenues by product group, which are described in each of the subsequent product group segment discussions:

	Fiscal Year Ended February 28,
	2011		2010		2009
Revenues	(Dollars in millions)
SSD	$133.2	70.0%	$43.5	30.2%	$12.4	7.9%
Memory	35.8	18.9	71.5	49.7	99.1	63.6
PSU/Other	21.1	11.1	29.0	20.1	44.5	28.5
Total Revenues	$190.1	100.0%	$144.0	100.0%	$156.0	100.0%

Solid State Drives (SSD)

Our SSD products are primarily used in computers, servers, data storage systems and industrial equipment that require increased speed, lower power consumption or increased reliability. Our products are available with a variety of interfaces, the majority of which are PCIe, SATA and SAS, and also include PATA, USB, IE 1394 and mini PCIe. Our drives are manufactured in a variety of form factors, including 3.5 inch and 2.5 inch, as well as card based and external. Our SSD drives leverage our proprietary Virtual Controller Architecture, or VCA, and firmware, which enable us to differentiate our products by delivering high performance enterprise-class characteristics at a low cost by using commodity components.

Memory

By February 28, 2011, in accordance with our previously announced plans, we had discontinued our legacy memory products in order to allocate our resources to our SSD products. Our Memory product line consisted of DRAM memory modules utilizing a wide range of DRAM technologies from legacy DDR SDRAM (double data rate synchronous dynamic random access memory) to leading-edge high performance DDR3 SDRAM devices, the evolutionary improvements over DDR SDRAM. We expect to derive very little, if any, revenue from our legacy memory business in the future.

Power Supplies

We manufacture power supplies that are designed to power computers and industrial devices while maintaining interoperability with other system components, adhering to industry standards and increasing output efficiency through superior design. Our power supplies are designed to operate at higher temperatures and under more demanding internal conditions with stricter load regulation than is required under normal circumstances. Power supplies are sold under both the OCZ and PC Power & Cooling brands, and are able to address a wide range of applications from gaming to servers.

Industry Overview

SSDs use flash memory chips, rather than the rotating platters used by hard disk drives (“HDDs”), to store data.  Flash memory is a type of non-volatile memory, meaning that it can continue to store information even when the power is turned off.  It also allows information to be erased and rewritten.  SSDs based on flash memory have a number of unique advantages over conventional hard disk drive technology and represent the next step in the evolution of storage technology:

•	faster start-up because, unlike HDDs, there is no spinning disk;

•	at least 10x faster than HDDs, allowing quicker access to the stored data, because no read/write head is required;

•	high mechanical reliability and durability due to lack of moving parts;

•	far more resistant to the failure due to shock, high altitude, vibration, humidity, and extreme temperature;

•	less failure while writing or erasing data, which translates into lower chance of irrecoverable data damage; and

•
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

We believe the advantages of SSD technology are particularly beneficial to at least five distinct market segments:

•	enterprise storage and video-on-demand (VoD) applications;

•	military and industrial applications;

•	servers and workstations;

•	portable, ULPC and desktop PCs; and

•	consumer related markets.

Solid State Drives

The worldwide market for SSDs continues to grow rapidly and is becoming increasingly accepted as a mainstream storage device across broad market segments. The need for data storage has continued to grow rapidly in recent years due to the growth in the volume of data produced and shared as well as the increase in computing, networking and cloud architectures. Further, enterprises are increasingly dependent on their collection and analysis of data, which has placed increased demand on both higher performing and more reliable data storage devices. The high growth of devices accessing data across both Enterprise and Consumer segments has also increased the need for faster access to information.

SSDs have gained market acceptance across High-Performance and Server, Enterprise and Consumer markets recently, which had been dominated by traditional mechanical hard disk drives, or HDDs. Growing evidence that SSDs are making inroads includes the availability of the offerings in notebook and netbook PCs, blade servers, and enterprise storage systems.  As the benefits of deploying SSDs increase and outweigh the lower price benefits of HDDs, many segments of the market have rapidly shifted to adopt this new SSD technology. Historically, cost effectiveness on a per gigabyte basis limited the adoption of SSDs across all market segments. SSD manufacturers have increasingly incorporated the use of MLC and eMLC NAND flash memory, which has allowed manufacturers to lower their total bill of materials cost and enabling the products to be priced competitively with HDDs. MLC, or multi-level cell, is a memory element capable of using multiple levels of a cell to store information, as opposed to older SLC, or single-level cell memory. The use of multiple levels of a cell increases total usable capacity and decreases latency when accessing stored data. As the price per gigabyte of SSDs continues to decline and relative performance continues to improve, SSD adoption is expected to accelerate.

Technological advancements and evolutionary trends have spurred the market adoption of SSDs including improved performance, endurance, and reliability. One of the major technological advancements includes the introduction of sophisticated tiering software in data storage systems, the advancement of controller and firmware technologies and the broadened mix of interface technologies addressable with SSDs. Tiering software has added intelligence to the datacenter and storage stack, allowing applications to automatically recognize and differentiate frequently used data from less frequently used data. Tiering allows for frequently used data to be directed towards SSDs, where rapid access is a principal requirement. This allows users to retrieve data and run applications with the lowest possible latency by leveraging the improved performance of SSDs to manage mission-critical functions. Secondly, advancements in controller and firmware have provided SSDs with many of the advanced features that define HDDs’ value proposition and critical features. These features include drive bootability, error correction and TRIM support. TRIM support is an active optimization used with SSDs where a drive can automatically wipe inactive data, boosting capacity and speed while preserving active data on the drive. Controller and firmware technology allows SSD manufacturers to enhance the performance characteristics of SSD components. Lastly, the broadened range of interfaces compatible with SSDs has increased adoption, particularly in the enterprise market. Common interfaces such as SAS, SATA and PCIe are expected to dominate enterprise SSD deployments in the future.

 Enterprise SSDs

The enterprise segment is comprised of high performance servers (a form of specialized computer), storage arrays (banks of independently housed hard drives or SSDs) and network equipment.  Performance is paramount to this segment of the market.  Traditional enterprise storage solutions make use of HDDs, whose ability to input and output data is limited by the maximum speed of about 15,000 RPM with which the disk can rotate.  To work around the speed limitations of HDDs, existing solutions employ complex strategies to speed up access to data on disk such as “striping” or “short-stroke”.  Although such strategies increase the speed with which data can be read from and written to the disk they also reduce the usable capacity of each disk.  Less capacity per disk creates a need for additional disks to achieve a desired total capacity.  SSDs also have faster read and write speeds, at least 10x that of HDDs, according to Laptop Advisor and Gartner, an independent analysis firm.  Also, while HDDs are highly economic on a cost per amount of storage basis at the time of purchase, the total cost of ownership of an enterprise storage solution is heavily influenced by the power consumption and heat generation.  Without moving parts, SSDs require significant less power to operate compared to HDDs.  This means less heat generation, which in turn means lower power requirement for cooling at the system level.  Reduced power consumption and cooling requirements for the datacenter translate into lower datacenter operating costs.

We have focused on gaining market-share within the enterprise segment of the SSD market, which we believe will be the highest margin segment of the market.  Our products are designed to address what we believe to be the key challenges enterprises currently face with regard to high performance storage solutions: performance, reliability, power consumption, and cooling requirements.  At this time we believe OCZ, STEC, Toshiba and Fusion I/O are among the vendors currently shipping enterprise-ready SSD products.

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

The OCZ Solution

We design, develop, manufacture and distribute a broad range of SSDs for the High-Performance and Server, Enterprise and Consumer markets. We believe our primary competitive advantages arise from our internal R&D expertise and the ability to capitalize on that expertise to develop differentiated solutions for our customers. This has enabled us to incorporate advanced functionality and capabilities and to develop and commercialize products that are optimized for our customers’ requirements quickly and efficiently. Our solutions offer key benefits to our customers including:

•
Broad spectrum of SSD solutions, interfaces and form factors – We have a broad array of SSD products that we market to High-Performance and Server, Enterprise and Consumer markets. Our products address the SSD requirements of customers including consumer electronics, workstations, servers and data storage. Our products are offered in a wide range of form factors and interfaces, including SAS, SATA and PCIe interfaces. In addition, we are one of the few SSD companies to own and vertically integrate commercialized controller technology with our acquisition of Indilinx.

•
Superior performance at lower price points – Our Virtualized Controller Architecture(“VCA”) and firmware incorporates proprietary technology and design to pool resources to create a “super controller.” This pooling of resources delivers an increase in raw performance beyond standard single-chip solutions and enables additional features not available on other multi-chip solutions. VCA supports a broad range of interfaces with minimal software porting. In addition, our acquisition of Indilinx provides proprietary controller technology and engineering resources which we intend to incorporate into a broader portion of our product line.

•
Compelling value proposition versus legacy HDDs – Our broad array of SSD products provides significant performance advantages as compared to HDDs, and our incorporation of MLC-based technology increases our ability to compete on price as well. Performance advantages of SSDs as compared to HDDs include increased reliability, less thermal emissions, up to 90% less power consumption, speeds that are 10x faster and improved durability.

•
Leading R&D capabilities – Our leading R&D expertise and superior design capabilities enable us to quickly launch new products with short introduction schedules compared to many of our competitors. We have had many disruptive product introductions, including the first bootable PCIe SSD, the first product line with comprehensive interface capabilities, including SATA, SAS, USB, FC, and PCIe, and the industry’s first optical HSDL product which provides high capacity I/O at high speeds. Our acquisition of Indilinx adds significant resources to our R&D team, increasing our R&D capabilities significantly.

•
Fully-integrated manufacturing provides visibility – We own, manage and fully-integrate all of our manufacturing, allowing us to provide a high degree of visibility to our customers, control the quality of products we deliver, and customize products to accommodate specific customer design requirements. Our acquisition of Indilinx will provide us further control of our supply chain and allow us to create customized controllers. In addition, we have an extensive distribution network through channel partners.

Flexible and Customizable Component Solutions

We provide flexible and customizable component solutions to address the specific application needs of our end users.  Our design principles allow us to develop proprietary components to deliver a broad range of products with superior features.  As of our fiscal year ended February 28, 2011 we offered over 250 products.

Rapid Time to Market

We strive to reduce the design and development time required to incorporate the latest technologies and to deliver the next generation of products and solutions.  Our in-house design competencies and control of the design of many of the pieces used within our component solutions enable us to rapidly develop, build and test components.

Extensive Distribution Channels

We have built a diverse and extensive distribution network reaching a wide range of customers in 70 countries.  This network includes traditional retailers and etailers, as well as OEMs, systems integrators and distributors.

Strategic Relationship

We have engineering and marketing relationships (for example, being a nominated “solutions partner” or “certified supplier”) with certain motherboard manufacturers and integrated circuit manufacturers and chipset/platform providers such as Advanced Micro Devices, Inc., NVIDIA Corporation, ASUS, Gigabyte Technology, ASRock, and MSI Computer Corporation.  We believe that these relationships enable us to respond to changing consumer needs, to develop product ranges which are compatible with multiple platforms and to develop other products designed to obtain optimum performance from a specific platform.

Customer Service

We seek to build brand loyalty by offering product warranties, comprehensive return and replacement policies and accessible technical support.  Members of our customer service staff have technical expertise which we believe supports us in maintaining our reputation for technical expertise and attentive customer care.

Strategy

Our objective is to leverage our R&D expertise, design capabilities and advanced technology and IP to become the leading supplier of SSDs. The principal elements of our strategy are:

•
Capitalize on our early commercial leadership in SSDs – We have been an early innovator in the SSD market, and today we are among the largest pure-play SSD providers. We have built a strong brand through recognition of our numerous product awards, and have become a recognized leader in the SSD market. We intend to capitalize on this market leadership to further build our brand equity, deliver new products to our customers, increase market share and grow our revenues.

•
Extend R&D leadership and product development – Our heritage is in strong R&D capabilities, and we intend to continue to focus on that core capability. We have produced a strong set of leading SSD products that are a result of our R&D and design capabilities. We intend to further enhance and extend our product line through continued R&D.

•
Build our direct Enterprise and OEM customer relationships – We began selling memory and components through retail channels, which remain strong customers for our SSD products. Additionally, we plan to build on our network of enterprise and OEM relationships, which have had strong interest in and adopted certain of our SSD products. We intend to further strengthen these relationships and develop additional relationships over time to increase our market share and drive our revenue growth.

•
Leverage our expanded manufacturing capacity to meet growing SSD demand –We recently expanded our manufacturing capabilities at our Taiwan facility and have reallocated capacity from our discontinued memory business to serve growing SSD demand. We intend to leverage this increased capacity to meet the strong demand for our products.

•
Strengthen our capital base to increase revenue and margin – We intend to strengthen our capital base, which will provide working capital and capital assets to allow us to fulfill current demand for our products. In addition to growing revenue by more efficiently fulfilling orders, increased working capital will provide the flexibility to source flash memory more efficiently by buying in quantity and directly from flash manufacturers at more attractive prices rather than relying on resellers, which should allow us to increase our gross margins.

Our Products and Services

We provide our customers with a variety of advanced technological products, including:

Solid State Storage and Other Flash Memory Based Products

We design and manufacture flash storage products in a broad variety of forms and capacities.  Our wide range of flash storage products come in a variety of formats and interfaces.  Our SSD products are predominantly used in computers, servers and industrial equipment that require increased speed, lower power consumption and or increased reliability.  Our Solid State Storage products are available with a variety of interfaces including PCIe, SATA, PATA, USB, IE 1394, SAS and mini PCIe and in various form factors, including 3.5 inch, 2.5 inch as well as card based and external (pen drive based formats).

The following table summarizes certain of our Solid State Drive offerings:

Product (Interfaces)	Density	Features	Applications
MLC- Based Solid State Disk Drives (SATA II, SATA III, PCIe, SAS, PATA, mSATA, HSDL)	Up to 2TB	Low power consumption Read/write speeds up to 1.3GB/s	Consumer, Mobile computing, PCs, High Performance and Server

SLC-Based Solid State Disk Drives (SATA II, SATA III, PCIe, SAS, FC)	Up to 1.2TB	Low power consumption Read/write speeds up to 1.3GB/s, Lower latency, Enhanced endurance and reliability	Enterprise, High Performance Computing, Servers, Workstations, Storage area Networks, Data Centers, Cloud Computing

USB Drives & Portable SSDs (USB 2.0, USB 3.0)	128MB -128GB	260MB per second read/write	Mobile computing, PCs

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

The following table contains some of our power supply product offerings:

Product	Density	Features	Applications
High Wattage Power Supplies	Up to 1200 watts	50 C operation, 80%+ efficiency and 1% load regulation, multiple formats	OEM applications servers, workstations, storage area networks, high performance computing

Low Noise Power Supplies	Up to 750 watts	Low audible noise	PCs and video/audio workstations, home theater PCs

Modular PSUs	Up to 1000 watts	Removable reconfigurable cables	End-user upgrades, overclocking and case modding, gaming computers and home theater PCs

High Efficiency PSUs	Up to 1000 watts	Green friendly with 85% plus efficiency	End-user upgrades, gaming computers and home theater PCs

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

In September 2007, we established our own testing and manufacturing facilities in Taiwan, followed by the addition, in August 2008, of our own surface mount assembly equipment.  In October 2010 we announced the opening of a new testing and SSD manufacturing plant in Taipei, Taiwan.  This facility increases OCZ’s SSD manufacturing capacity to 140,000 units a month from 50,000 units a month helping to accommodate the demand for both client and enterprise OCZ SSDs.  The establishment of our manufacturing facilities has helped improve and expand our ability to manufacture certain key components and products.

Research and Development

We believe that the timely development of new products is essential to maintaining our competitive position.  Our research and development activities are focused primarily on new high-speed SSDs memory modules, power supplies and ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software.  We plan to continue to devote research and development efforts to the design of new products which address the requirements of our target markets.

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

Our research and development expenses totaled $7.7 million, $5.3 million and $2.6 million in the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively.

Intellectual Property

We protect our intellectual property through a variety of measures, including trade secrets, non-disclosure agreements, trademarks, copyrights and patents. Currently, we have five patents issued in the United States, one additional patent granted in Australia which is still pending in the US, one notice of allowance received and several office actions of pending applications by the patent office requiring relatively minor amendments. The total number of pending US applications is presently over 50 with new applications being filed on a regular basis.

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

We believe our principal competitors include:

•	specialized solid state storage makers such as Fusion-io, Inc., Pliant Technology, SMART Modular Technologies Inc., and STEC, Inc.;

•	global technology vendors such as Intel Corporation and Samsung Electronics Co., Ltd.;

•	specialized power supply chassis and cooling manufacturers such as Antec, Inc., Thermaltake Technology Inc. USA and Enermax Technology Corporation; and

•	We may also compete with, among others, Hitachi, Ltd., Micron Technology, Inc., SanDisk Corporation, Seagate Technology, Toshiba, and Western Digital.

We believe that the principal competitive factors in our target markets include the following:

•	first to market with new emerging technologies;

•	flexible and customizable products to fit customers’ objectives;

•	high product performance reliability;

•	early identification of emerging opportunities;

•	cost-effectiveness;

•	interoperability of products;

•	scalability; and

•	localized and responsive customer support on a worldwide basis.

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

Employees

As of our fiscal year ended February 28, 2011, we employed 422 full-time employees, of which 272 were in general and administration (including operations, finance, administration, information technology, quality assurance, procurement and materials work), 92 were in research and development, and 58 were in sales and marketing.  Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage.  The majority of our employees are located in San Jose and Carlsbad, California; Ontario, Canada; Waddinxveen, the Netherlands, and Taipei, Taiwan.

Environmental Matters

Our business involves purchasing finished goods as components from different vendors and then integration of these components into system level finished products of our own design at our facilities.  Accordingly, we are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements.  Our operations and properties, however, are subject to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products.  For example, our products may be subject to the European Union’s Directive 2002/96/EC Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment.  To date, we have not been the subject of any material investigation or enforcement action by either U.S. or foreign environmental regulatory authorities.  Further, because we do not engage in primary manufacturing processes like those performed by our suppliers who are industrial manufacturers, we believe that costs related to our compliance with environmental laws should not materially adversely affect us.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge on our website (www.ocztechnology.com under the “Investor Relations – Regulatory Info – SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  The contents of our web site are not intended to be incorporated by reference into this report or in any other report or document we file or furnish, and any references to our web site are intended to be textual references only.

The public may also read or copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including OCZ, that file electronically with the SEC.  The address of the website is http://www.sec.gov.

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

The markets in which we compete, including SSDs, flash, thermal management and power supply markets, are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both manufacturers’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

Our historical operating results have been subject to substantial fluctuations and we may experience substantial period-to-period fluctuations in future operating results. A downturn in these markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations. Moreover, changes in end-user demand for the products sold by any individual customer can have a rapid and disproportionate effect on demand for our products from that customer in any given period, particularly if the customer has accumulated excess inventories of products purchased from us. Our net sales and results of operations could be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products.

We have experienced quarterly and annual losses in the past and may experience losses in the future.

We have experienced losses on a quarterly and annual basis in the past. We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. We may not be profitable on a quarterly or annual basis in the future.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer would materially harm our business.

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period to period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders.

For our fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, our ten largest customers accounted for 49%, 51% and 49% of net sales, respectively. For our fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, NewEgg accounted for 17%, 19% and 19% of our net sales, respectively. During each of these periods, no other customers accounted for more than 10% of our net sales.

Our dependence on a small number of suppliers for components, including integrated circuit devices, and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders and therefore materially harm our business.

Typically, integrated circuit, or “IC”, devices represent a significant majority of our component costs for our SSD products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we have no long-term supply contracts, our suppliers may not supply the quantities of components we may need to meet our production goals. Samsung, Toshiba and Intel currently supply substantially all of the IC devices used in our Flash memory products.

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

The markets in which we compete are subject to rapid technological change, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to successfully compete in these markets and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements. In the past, we have had revenue fluctuations in our Indilinx product revenue due to product delays, and similar delays could occur again in the future.

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

We have experienced, and may in the future experience, delays in the development and introduction of new products. These delays could provide a competitor a first-to-market opportunity and allow a competitor to achieve greater market share. Defects or errors found in our products after commencement of commercial shipment could result in delays in market acceptance of these products. Lack of market acceptance for our new products will jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, financial condition and results of operations. Accordingly, our future product development efforts may not result in future profitability or market acceptance.

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

Our growth strategy includes expanding our presence in the SSD market which is highly competitive.

The SSD market is highly competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their SSD business based on the profitability of their other businesses. We expect competition in this market to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industry-wide production capacity increases and competitors aggressively price products to increase market share. We only have limited experience competing in this market. Our growth strategy includes expanding our presence in this market, and we may not be successful in doing so.

The market for enterprise Flash-based SSD products is relatively new and evolving, which makes it difficult to forecast end user adoption rates and customer demand for our products.

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

We may make acquisitions that involve numerous risks. If we are not successful in integrating an acquisition, our operations may be adversely affected.

As part of our business and growth strategy, we expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in 2007, we acquired PC Power and Cooling, Inc., a producer of PC thermal management products, and substantially all the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a manufacturer of boutique high performance gaming PCs and laptops. We stopped the manufacture and sale of certain Hypersonic PC products in our fiscal year ended February 28, 2010. On March 25, 2011, we acquired Indilinx Co., Ltd, a privately held fabless provider of flash controller silicon and software for SSDs. Acquisitions or investments expose us to the risks commonly encountered in acquisitions of businesses, including, among others:

•	lower than anticipated sales and profitability;

•	problems integrating the purchased operations, technologies or products;

•	costs associated with the acquisition;

•	negative effects on profitability resulting from the acquisition;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	loss of key employees of the acquired business; and

•	litigation arising from the acquired company’s operations before the acquisition.

Our inability to overcome problems encountered in connection with any acquisition could divert the attention of management from other strategic opportunities and operational matters, utilize scarce corporate resources and otherwise harm our business. In addition, we are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or realize the anticipated benefits of any acquisitions we do undertake.

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

We compete against global technology vendors such as Intel Corporation and Samsung Electronics Co., Ltd. Our primary competitors in the solid state storage maker industry include Fusion-io, Inc., Pliant Technology, SMART Modular Technologies Inc., and STEC, Inc. Our primary competitors in the specialized power supply chassis and cooling manufacturing industry include Antec, Inc., Thermaltake Technology Inc. USA and Enermax Technology Corporation. We currently compete or may compete with, among others, Hitachi, Ltd., Micron Technology, Inc., SanDisk Corporation, Seagate Technology, Toshiba, and Western Digital.

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

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Ryan M. Petersen, our Chief Executive Officer, Arthur F. Knapp, our Chief Financial Officer, Alex Mei, our Chief Marketing Officer, Bumsoo Kim, our President Semiconductor Division and Chief Executive Officer and President of Indilinx, and Hyun Mo Chung, our Senior Vice President of R&D and Chief Technology Officer of Indilinx. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and we may not be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

We have and will continue to incur increased costs as a result of being a U.S. publicly-reporting company.

We have incurred, and will continue to face, increased legal, accounting, administrative and other costs as a result of being a publicly-reporting company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices of public companies. In July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. We expect these rules and regulations to increase our legal and financial compliance costs, to make legal, accounting and administrative activities more time-consuming and costly and to result in a diversion of management’s time from our other business activities. We have also incurred substantially higher costs to obtain directors’ and officers’ insurance. In addition, as we gain experience with the costs associated with being a publicly-reporting company, we may identify and incur additional overhead costs.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. Beginning with our fiscal year ended February 28, 2011, we are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

Our indemnification obligations to our customers and suppliers for product defects and adverse decisions in lawsuits relating to product performance issues could require us to pay substantial damages.

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

We may also be subject to lawsuits from customers and consumers relating to product defects and performance issues. For example, on March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of our SSDs sold on or after January 1, 2011 did not meet certain performance criteria and as a result we engaged in certain deceptive practices and violated various laws. Among other things, the suit seeks unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement and injunctive and other equitable relief. We believe that the lawsuit has no merit and we intend to vigorously defend against this litigation. An adverse decision in this or other litigation could materially harm our business, financial condition and results of operations.

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

Sales outside of the United States accounted for approximately 64% of net sales for the fiscal year ended February 28, 2011. Sales outside of the United States accounted for approximately 57% and 61% of net sales in fiscal years ended February 28, 2010 and February 29, 2009, respectively. We anticipate that international sales will continue to constitute a meaningful percentage of our total net sales in future periods. In addition, a significant portion of our design and manufacturing is performed at our facilities in Taiwan. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

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

The recent earthquake and tsunami, and other collateral events, in Japan may adversely affect the demand for our products and services in the Japanese market or cause shortages of some components, which may cause a decline in revenues and negatively affect our operating results.

Revenue sourced from the Japanese market was zero in the fiscal year ended February 28, 2011, $4.2 million in fiscal year ended February 28, 2010 and $1.7 million in fiscal year ended February 28, 2009.  The recent earthquake and tsunami in Japan, and other collateral events, including, among others, the catastrophic loss of lives, businesses, infrastructure, and delays in transportation, may have a direct negative impact on us or an indirect impact on us by affecting our employees, customers, or the overall economy in Japan and may reduce the demand for our products and services. As a result, these events could cause a decline in our revenue in Japan and our results of operations could be materially and adversely affected.

Although we generally do not purchase component parts from manufacturers in Japan, we have from time-to-time purchased NAND flash memory from Toshiba. The earthquake and tsunami in Japan have disrupted the manufacturing operations of several component suppliers located in Japan. Depending on the length of these disruptions, we, and other manufacturers of electronic equipment, may need to locate alternate component suppliers to fulfill our needs. Depending on the number of manufacturers looking for alternate sources of components, it may be difficult to locate alternative suppliers. Some of the other manufacturers may also look to purchase components from some of our other suppliers. Because we do not have long-term supply contracts with our component manufacturers and we are relatively small customers of these suppliers, our component suppliers may reduce the amount of components that they sell to us in order to fulfill or partially fulfill some of these additional orders. Our component manufacturers may also increase prices in response to any increased demand.

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

We attempt to protect our intellectual property rights through trade secret laws, non-disclosure agreements, confidentiality procedures and employee disclosure and invention assignment agreements. To a lesser extent, we also protect our intellectual property through patents, trademarks and copyrights. It is possible that our efforts to protect our intellectual property rights may not:

•	prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

•	prevent third-party patents from having an adverse effect on our ability to do business;

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain;

•	prevent the challenge, invalidation or circumvention of our existing patents;

•	result in patents that lead to commercially viable products or provide competitive advantages for our products; and

•	result in issued patents and registered trademarks from any of our pending applications.

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

In addition, the industries in which we compete are characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. From time to time, we have received, and may receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Any of the foregoing events or claims could result in litigation. Such litigation, whether as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Product development or license negotiating would likely result in significant expense to us and divert the efforts of our technical and management personnel. We may not be successful in such development or acquisition and necessary licenses may not be available on reasonable terms, or at all.

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

We have received information that a distributor in the United Arab Emirates may have re-exported some of our products into Iran and that a distributor in Lebanon may have re-exported our products into Syria. We also discovered that we sent products to persons in Iran and in Cuba (although that person later changed his address to one in Mexico) and provided sales support materials for a presentation in Iran. We have voluntarily disclosed potential violations of the Iranian Transaction Regulations and the Export Administration Regulations of the U.S. Department of Treasury, Office of Foreign Assets Control and the U.S. Department of Commerce, Office of Export Enforcement. We have terminated our relationships with these distributors. While we attempt to ensure that our distributors comply with applicable law, their actions are not within our complete control, and there are risks that our products may be re-exported to certain jurisdictions in contravention of our requirements or instructions in the future.

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

We had entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we could factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”). We had entered into a Loan and Security Agreement with Silicon Valley Bank dated as of July 2009 (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate. The SVB Agreement also capped the aggregate debt under both Factoring Loan Agreements to $17.5 million. Under the Factoring Loan Agreements we guaranteed our obligations thereunder and had pledged substantially all of our assets as security. As of our fiscal year ended February 28, 2010, the outstanding loan balances under the Factoring Loan Agreements were $10.4 million in the aggregate. Also, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

In February 2011 we signed an agreement with Silicon Valley Bank for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with Silicon Valley Bank and Faunus Group International, Inc. The new agreement contains financial covenants for quarterly EBITDA as defined in the agreement and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, negative and affirmative covenants with which we must comply. As of February 28, 2011, the outstanding loan balance under the New SVB Agreement was $20.0 million, and the applicable interest rate is prime + 2.0%. The bank’s prime rate was 4.0% at February 28, 2011.

The degree to which we are leveraged and the restrictions governing this indebtedness, such as a minimum quick ratio, could have important consequences including, but not limited to, the following:

•	it may limit our ability to service all of our debt obligations;

•
it may impair our ability to incur additional indebtedness or obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•
our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	it may limit our ability to engage in certain transactions or capitalize on acquisition or other business opportunities.

The Factoring Loan Agreements had, and the New SVB Agreement has, “material adverse change” provisions that essentially grant the lenders broad discretion in determining whether to accelerate the payment of all amounts due under the those agreements when adverse events occur with respect to us, our business, financial condition, results of operation, assets, liabilities or prospects. As of November 30, 2008 and February 28, 2009 we failed to comply with one or more loan covenants under the loan agreement with Silicon Valley Bank which was the predecessor to the Factoring Loan Agreements. We received a waiver from Silicon Valley Bank for such non-compliances. We could violate one or more loan covenants in the future. If we are in violation of covenants in the New SVB Agreement in the future and do not receive a waiver, the lender could choose to accelerate payment on all outstanding loan balances. If we needed to obtain replacement financing, we may not be able to quickly obtain equivalent or suitable replacement financing. If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

The terms of the New SVB Agreement may restrict our ability to engage in certain transactions.

Pursuant to the terms of the New SVB Agreement, we are subject to financial covenants and cannot engage in certain transactions, including disposing of certain assets, incurring additional indebtedness, declaring dividends, acquiring or merging with another entity or leasing additional real property unless certain conditions are met or unless we receive prior approval from Silicon Valley Bank. If Silicon Valley Bank does not consent to any of these actions or if we are unable to comply with these covenants, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders.

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

We may not be able to obtain refinancing on acceptable terms or at all or sell assets on a timely basis, at reasonable prices or at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

The market price of the securities of technology companies has been especially volatile. In addition, our common stock was listed on the OTCBB since January 14, 2009 and only recently began trading on the NASDAQ Capital Market on April 23, 2010. Accordingly, we have an extremely limited history of public trading of our common stock within the United States. The market price of our common stock may be subject to wide fluctuations. If our net sales do not increase or increase less than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock, or our failure to meet the estimates made by securities analysts;

•	changes in the market valuations of other companies operating in our industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	additions or departures of key personnel; and

•	a general downturn in the stock market.

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

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:

•	the timing and volume of orders from our customers;

•	the rate of acceptance of our products by our customers, including the acceptance of design wins;

•	the demand for and life cycles of the products incorporating our products;

•	the rate of adoption of our products in the end markets we target;

•	cancellations or deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers;

•	changes in product mix; and

•	the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

The sale of our outstanding common stock and exercise of outstanding warrants and options are not subject to lock-up restrictions and may have an adverse effect of the market price of the our stock.

As of May 5, 2011, we had 51,382,632 shares of common stock outstanding, options to purchase an aggregate of 3,945,277 shares of common stock outstanding, and warrants to purchase an aggregate of 4,220,938 shares outstanding Since only 4,584,193 shares of our common stock, including shares issuable upon exercise of warrants, are subject to lock-up restrictions, subject to certain exceptions, the other holders of our common stock could sell substantial amounts of their holdings. The sale or even the possibility of sale of such stock or the stock underlying the options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.

Future sales of shares could depress our share price.

We currently have three effective registration statements pursuant to which the selling stockholders identified in the prospectuses that are part of those registration statements may sell from time to time up to an aggregate of (i) 16,998,880 shares of outstanding common stock and (ii) 4,961,835 shares of common stock issuable upon exercise of outstanding warrants. In addition, we are required to file a registration statement with the SEC within 30 days following the closing of the Indilinx acquisition registering for resale the 4,160,630 shares of our common stock that will be issued or issuable to the Indilinx shareholders and to have the registration statement effective within 90 days following the closing, subject to certain exceptions. Sales by those selling stockholders, especially if in heavy volume and at the same time, could negatively affect our stock price. Moreover, the perception in the public market that these stockholders might sell our common stock could depress the market price of the common stock. Additionally, we may sell or issue shares of common stock in a public offering one or more additional financings or in connection with future acquisitions, which will result in additional dilution and may adversely affect market prices for our common stock.

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

Our fourth amended and restated certificate of incorporation includes provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change of control transactions, including, among other things, provisions that restrict the ability of our stockholders to call meetings and provisions that authorize our board of directors, without action by our stockholders, to issue additional common stock.

These provisions could deter, delay or prevent a third party from acquiring control of us in a tender offer or similar transactions, even if such transaction would benefit our stockholders.

Item 1b. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

We lease the following properties under lease terms expiring at various dates through 2015:

Property	Square Feet	Property Uses
6373 San Ignacio Avenue	41,000	-Corporate Headquarters
San Jose, California, USA		-General, administrative, sales and marketing office
		-Research and Development
		-Warehouse

160 Konrad Crescent, Unit #1,	3,375	-Sales and marketing office
Markham, Ontario, Canada		-Warehouse

Kleveringweg 23, Unit 6	3,229	-Sales and marketing office
Delft, The Netherlands		-Warehouse

16F-3, No. 700, Chung Cheng	7,714	-Sales and marketing office
Road		-Research and Development
Chung Ho City, Taipei County		-Purchasing
Taiwan, 235, RoC

No. 165, Changrong Road,	40,920	-Research and Development
Lujhu Township, Taiwan RoC		-Manufacturing
		-Warehouse

No. 27, Nankan Road,	22,413	-Research and Development
Lujhu Township, Taiwan RoC		-Manufacturing
		-Warehouse

5995 Avenida Encinas, Suite 101	13,031	-Research and Development
Carlsbad, California, USA		-Warehouse

With our acquisition of Indilinx in March 2011, we also lease the facility located at Jae C Dong, Bundang Techno Park, 145 Yatap-dong, Bundang-gu, Sungnam-si, Kyunggi-do, in South Korea.

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

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of our SSDs sold on or after January 1, 2011 did not meet certain performance criteria and as a result we engaged in certain deceptive practices and violated various laws. Among other things, the suit seeks unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement and injunctive and other equitable relief. We believe that the lawsuit has no merit and we intend to vigorously defend against this litigation.

In July 2010, we received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which we contended were defective. At that time we accrued approximately $1.25 million for this contingency and an additional $100,000 during Q3 for potential interest costs. In December 2010, we paid a ‘counter bond’ in cash to the Taoyuan District Court in the amount of $1.28 million for the specific purpose of satisfying our obligation under the court order. On April 25, 2011 the Taoyuan District Court found in favor of the former vendor and we were ordered to pay approximately $1.2 million plus interest of approximately $150,000. Accordingly, $1.28 million of the $1.35 million liability accrued for this matter is considered satisfied, and the remaining balance due of $70,000 is included in “accounts payable” as of fiscal year ended February 28, 2011.

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

We have voluntarily disclosed these transactions to the U.S. Department of Commerce and the U.S. Department of the Treasury and have cooperated fully with requests for information from these entities as well as the Federal Bureau of Investigation.  On May 3, 2011, we received a letter from the U.S. Department of Commerce informing us that it had reviewed its findings of the investigation and it concluded that although the activity was in fact in violation U.S. export laws, the U.S. Department of Commerce decided not to refer this matter for criminal or administrative prosecution and it closed this matter with the issuance of a warning letter only.

Item 4.  (Removed And Reserved)

Part II

Item 5.	Market For Registrant’s Common Equity. Related Stockholder Matters And Issuer Purchases Of Equity Securities

From June 21, 2006 through April 1, 2009, our common stock was traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange under the symbol “OCZ.” From April 2, 2009 to January 13, 2010, our common stock was not publicly traded and we did not undertake any efforts to determine whether transfers or trades occurred during this period of time and if transfers or trades did occur, the price(s) at which such transfers or trades occurred. On January 14, 2010 our common stock was listed on the Over-the-Counter Bulletin Board (“OTCBB”) and was traded on the OTCBB from February 10, 2010 to April 22, 2010. Since April 23, 2010, our common stock has been quoted on The NASDAQ Capital Market under the symbol “OCZ”. The quotations below reflect the high and low bid prices for our common stock since March 1, 2008 as reported on AIM, OTCBB and The NASDAQ Capital Market, as applicable. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

The NASDAQ Capital Market	High	Low
Fiscal 2011:
Fourth quarter (December 1, 2010 – February 28, 2011)	$9.16	$3.81
Third quarter (September 1, 2010 – November 30, 2010)	4.42	1.90
Second Quarter (June 1, 2010 – August 31, 2010)	3.89	1.80
Period of April 23, 2010 – May 31, 2010	5.05	3.30

OTCBB	High	Low
Fiscal 2011:
Period of March 1, 2010 – April 22, 2010	$6.00	$3.95
Fiscal 2010:
Period of January 14, 2010 – February 28, 2010	6.25	5.25

AIM	High	Low
Fiscal 2010:
Period of March 1, 2009 – April 1, 2009	$0.36	$0.12
Fiscal 2009:
Fourth Quarter (December 1, 2008 – February 28, 2009)	0.51	0.11
Third Quarter (September 1, 2008 – November 30, 2008)	0.65	0.38
Second Quarter (June 1, 2008 – August 31, 2008)	1.25	0.75
First Quarter (March 1, 2008 – May 31, 2008	1.88	0.90

The closing sales price for our common stock on May 5, 2011 was $7.07, as reported by The NASDAQ Capital Market.

As of May 5, 2011, there were 106 holders of record of our common stock.

As of our fiscal year ended February 28, 2011, 35,401,908 shares of our common stock, and 4,025,056 shares of our common stock subject to options were issued and outstanding.  In addition, there were warrants to purchase 4,389,604 shares of our common stock at exercise prices ranging between $3.00 and $5.25 and an average exercise price of $5.03 per share outstanding.

Dividends

We have not paid any cash dividends on any of our shares to date, and we do not anticipate declaring or paying any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will be contingent upon our then existing conditions, operating results, revenues and earnings, if any, contractual restrictions, capital requirements, business prospects and general financial condition, and other factors our Board of Directors may deem relevant. The payment of any dividends will also be subject to the requirements of the Delaware General Corporation Law and certain restrictions contained in the New SVB Agreement. For as long as such agreement remains in effect, we would need the written consent of Silicon Valley Bank before making a cash dividend payment. There are currently no restrictions that materially limit our ability to pay stock dividends, or that we reasonably believe are likely to limit materially the future payment of stock dividends.

Recent Sales of Unregistered Securities

We have sold or issued the following securities that were not registered under the Securities Act during the past three years.

During our fiscal year ended February 28, 2010, we issued 60,990 shares of our Series A preferred stock at $5.00 per share.  These shares were issued in reliance on Rule 506 of the Securities Act.  In addition, we issued warrants to purchase up to 140,520 shares of our Series A preferred stock.  Such warrants have been issued in reliance on Regulation S of the Securities Act.  Under the terms of our certificate of incorporation with respect to our Series A preferred stock, each share of Series A preferred stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of our common shares on a public stock exchange, including OTCBB (“Mandatory Conversion”).  The trading of our common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010.  The number of shares of our common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the sixty (60) day per share average closing price of our common stock on such public stock exchange (the “60 Day Average”).  Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of our Series A preferred stock were converted into 62,733 shares of our common stock, and warrants to purchase 140,520 shares of our Series A preferred stock were converted into warrants to purchase 144,541 shares of our common stock at $4.86 per share.

In March 2010, we issued an aggregate of 5,151,662 shares of our common stock at $3.00 per share in connection with a private placement.  These shares were issued in the United States in reliance of Rule 506 of Regulation D under the Securities Act and all recipients of our common stock were “accredited” as defined under the rules of the SEC.  As part of the private placement offering, we also issued warrants to purchase up to (i) 2,575,831 shares of our common stock at $5.25 per share (the “$5.25 Warrants”) and (ii) 154,550 shares of our common stock at $3.00 per share (the “$3.00 Warrants”).  The warrants have been issued in reliance on the exemptions provided by Section 4(2) of the Securities Act.  In addition, we have a commitment to issue a warrant for up to 77,275 shares of our common stock at $5.25 per share.  Each of the $5.25 Warrants and the $3.00 Warrants are immediately exercisable, will expire on March 23, 2015 and may be exercised by the holders on a cashless basis.  In addition, in March 2010 we issued 29,710 shares of common stock in connection with certain services received.

In November 2010, we issued an aggregate of 7,139,960 shares of our common stock at $3.08125 per share in connection with a private placement. These shares were issued in the United States in reliance of Rule 506 of Regulation D under the Securities Act and all recipients of our common stock were “accredited” as defined under the rules of the SEC. As part of the private placement offering, we also issued warrants to purchase up to (i) 1,784,996 shares of our common stock at $5.25 per share (the “$5.25 Warrants”) and (ii) 214,198 shares of our common stock at $3.08125 per share (the “$3.08125 Warrants”). The warrants have been issued in reliance on the exemptions provided by Section 4(2) of the Securities Act. In addition, we have a commitment to issue a warrant for up to 53,549 shares of our common stock at $5.25 per share. The $5.25 Warrants are exercisable on May 3, 2011, will expire on November 2, 2015 and may be exercised by the holders on a cashless basis. The $3.08125 Warrants are immediately exercisable, will expire on November 2, 2015 and may be exercised by the holder on a cashless basis. In addition, the $3.08125 Warrants contain certain piggyback registration rights.

In November 2010, we issued warrant instruments to various investors in connection with certain service agreements. These warrants are exercisable into an aggregate of 27,000 shares of our common stock at an exercise price of $4.02 per share and expire between November 12, 2011 and May 12, 2012. The warrants have been issued in reliance on the exemptions provided by Section 4(2) of the Securities Act.

On November 15, 2010, we issued 160,000 shares of restricted, unregistered common stock in connection with the acquisition of certain intellectual property from Solid Data Systems, Inc. The shares have been issued in reliance on the exemptions provided by Section 4(2) of the Securities Act.  Of the 160,000 shares of common stock issued, 38,000 shares of common stock are subject to various escrow provisions for a 3-year period with a potential release of 50% of the shares after 18 months.

On December 9, 2010, we issued 4,210 shares of common stock in connection with an engagement letter dated December 9, 2009 by and between OCZ Technology Group, Inc., and Merriman Capital, Inc. for various financial consulting services.

In December 2010, Ryan M. Petersen and Arthur Armagast, our Chief Executive Officer and a former founder of OCZ, respectively, both of whom have a substantial interest in OCZ, sold an aggregate of 4,640,525 shares of our common stock at $3.75 per share in a private placement. These shares were issued in the United States in reliance of the exemption from securities registration in Section 4(1) under the Securities Act and all recipients of our common stock were “accredited” as defined under the rules of the SEC.

In January 2011, we issued 150,000 shares of common stock in connection with a securities purchase agreement between OCZ Technology Group, Inc., and MICSYS Technology Co., Ltd. (“MICSYS”), a vendor of OCZ.  In addition, we issued warrant instruments to MICSYS, which are exercisable into an aggregate of 25,000 shares of our common stock at an exercise price of $5 per share and expire on January 7, 2012. The shares were offered and sold outside of the United States in reliance upon Regulation S (“Regulation S”) under the Securities Act.

On March 14, 2011, we entered into a Share Purchase Agreement, as amended by that certain First Amendment dated March 22, 2011, (the “Agreement”) by and among OCZ, Indilinx Co., Ltd., a company organized under the laws of the Republic of Korea (“Indilinx”), the shareholders of the Indilinx and DLS Law Firm, as Seller Representative, pursuant to which OCZ agreed to acquire all of the outstanding shares of Indilinx for a total purchase price of approximately $32.0 million paid as follows: (1) $568,459 in cash payable to the holders of vested and unvested Indilinx stock options, as may be adjusted under the terms of the Agreement, and (2) 4,160,630 shares of OCZ common stock (the “Stock Consideration”).  These shares were issued in reliance of the exemption from securities registration in Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, as well as Regulation S.  10% of the Stock Consideration was placed in escrow to serve as security for any post-closing working capital and other adjustments and to cover any indemnification claims that OCZ may have under the Agreement for breaches of the representations, warranties and covenants made by Indilinx and the shareholders of Indilinx.

Since March 1, 2008, we have issued options to purchase an aggregate of 2,156,000 shares of our common stock under our stock option plan with a weighted average exercise price of $1.22 per share including options to purchase an aggregate of 330,000 shares of our common stock issued to our newly elected directors, at an exercise price of $4.35.  These options were granted in reliance of Rule 701 of the Securities Act.  Further information regarding grants made to our executive officers and directors may be found under “Executive Compensation - Director Compensation” and “Executive Compensation - Outstanding Equity Awards at February 28, 2011” herein.

Item 6. Selected Financial Data

Information required by this section is not required by regulation S-K for smaller reporting companies.

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

Historically, we primarily focused on developing, manufacturing and selling high-performance DRAM memory modules to individual computing enthusiasts through catalog and online retail channels. As the market for SSDs began to develop over the last several years, we have shifted our focus to serve this emerging market as our primary focus. We believe that our strong R&D foundation in memory has provided a solid R&D platform and natural transition to develop our SSD capabilities, given the technological similarities between product categories. We began to implement a strategy to shift our focus towards the emerging SSD market in early 2009, which has resulted in our revenue mix shifting heavily towards SSDs, which became a majority of our business in 2010. As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “OEMs”). In August 2010, we announced that we planned to deemphasize our legacy memory products by discontinuing certain low margin commodity DRAM module products. By February 28, 2011, the end of our fiscal year, we had discontinued our legacy memory products to focus on SSDs in accordance with our previously announced plans in January 2011.

In addition to our SSD and Memory Module product lines, we design, develop, manufacture and distribute other high performance components for computing devices and systems, including thermal management solutions, AC/DC switching PSUs and computer gaming solutions.  We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently and cost effectively.  Through our diversified and global distribution channel, we offer approximately 250 products to more than 400 customers, including leading retailers, etailers, OEMs and computer distributors.

Sales to our ten largest customers in fiscal year ended February 28, 2011 accounted for approximately 49% of our net revenue.  During the fiscal year ended 2011, revenue from Newegg.com accounted for approximately 17% of our net revenue.  No other customer was responsible for 10% or more of our net revenue.

We develop flexible and customizable component solutions quickly and efficiently to meet the ever changing market needs and provide superior customer service.  We believe our high performance computer components offer the speed, density, size and reliability necessary to meet the special demands of:

•	industrial equipment and computer systems;

•	computer and computer gaming and enthusiasts;

•	mission critical servers and high end workstations;

•	personal computer (“PC”) upgrades to extend the useable life of existing PCs;

•	high performance computing and scientific computing;

•	video and music editing;

•	home theatre PCs and digital home convergence products; and

•	digital photography and digital image manipulation computers.

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

As of our fiscal year ended February 28, 2011, we had over 400 customers, most of which are distributors or etailers in 70 countries.

For the fiscal years ended February 28, 2011 and February 28, 2010, our net sales were $190.1 million and $144.0 million, respectively and our net loss was $30.0 million and $13.5 million, respectively.

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

Results of Operations for Fiscal Years Ended February 28, 2011, February 28, 2010 and February 28, 2009

The following table sets forth our financial results, as a percentage of net sales for the periods indicated.

	Year Ended February 28,
	2011	2010	2009
Revenue
Sales – net	100%	100%	100%
Cost of revenue	87.3	87.0	87.3

Gross Profit	12.7	13.0	12.7

Expenses
Sales and marketing	8.0	7.1	7.3
Research and development	4.0	3.7	1.7
General, administrative and operations	9.6	10.3	10.7
Impairment of goodwill and intangible assets	-	0.6	-

Total operating expenses	21.6	21.7	19.7

Operating loss	(8.9)	(8.7)	(7.0)

Other income/(expense)
Other income – net	(0.6)	0.5	(0.1)
Interest and financing costs	(1.7)	(1.2)	(0.4)
Change in fair value of derivative liability	(4.1)	-	-

Total other income/(expense)	(6.4)	(0.7)	(0.5)

Loss before tax	(15.3)	(9.4)	(7.5)

Tax expense	0.5	-	-

Net loss	(15.8)%	(9.4)%	(7.5)%

Comparison of Fiscal Years Ended February 28, 2010 and February 28, 2011

Net sales.  Net sales increased by $46.1 million, or 32.1%, from $144.0 million in the fiscal year ended February 28, 2010 to $190.1 million in the fiscal year ended February 28, 2011.   The increase in the fiscal year ended February 28, 2011 net sales is directly related to increased worldwide customer demand of OCZ’s SSD products. SSD net sales and unit sales increased 206% and 256%, respectively, from fiscal year ended February 28, 2010 compared to the fiscal year ended February 28, 2011.  Overall, SSD products accounted for approximately $90 million in net sales increases for fiscal year ended February 28, 2011.  Memory processing sales declined in fiscal year ended February 28, 2011 compared to fiscal year ended February 28, 2010 by approximately 50% or $35.7 million, as expected, reflecting our decision to end the legacy memory products.  Power supply and other products sales declined slightly by $7.9 million from fiscal year ended February 28, 2011 compared to the fiscal year ended February 28, 2010.

Cost of revenue.  Cost of revenue increased by $40.7 million, or 32.4%, from $125.3 million in fiscal year ended February 28, 2010 compared to $166.0 million in fiscal year ended February 28, 2011.  Cost of revenue as a percentage of net sales increased from 87.0% in fiscal year ended February 28, 2011 compared to 87.3% in the fiscal year ended February 28, 2011.  The increase in absolute dollars of cost of sales was primarily attributable to the increase in net sales.

Cost of revenue does not include any stock-based compensation expense for fiscal year ended February 28, 2010 and fiscal year ended February 28, 2011.

Sales and marketing expenses.  Sales and marketing expenses increased by $5.0 million, or 49%, from $10.2 million in fiscal year ended February 28, 2010 to $15.3 million in fiscal year ended February 28, 2011.  Sales and marketing expenses as a percentage of net sales increased from 7.1% to 8.0% for the fiscal years ended February 28, 2010 and 2011, respectively.  The increase in both absolute dollars and the percentage of net sales were due to higher costs related to our sales and marketing programs and the related efforts focused on our SSD products as well as higher commission costs for the increased sales.

Sales and marketing expenses include stock-based compensation expense of $166,000 and $231,000 for fiscal years ended February 28, 2010 and 2011, respectively.

Research and development expenses.  Research and development expenses increased by $2.3 million, or 44% from $5.3 million in fiscal year ended February 28, 2010 to $7.7 million in fiscal year ended February 28, 2011.  Research and development expenses as a percentage of net sales increased from 3.7% to 4.0% in the fiscal years ended February 28, 2010 and fiscal year ended February 28, 2011, respectively.  The increase in absolute dollars was primarily due to $1.7 million, or 54%, increase in personnel costs related to the development of our SSD products.

Research and development expenses include stock-based compensation expense of $184,000 and $360,000 for fiscal year ended February 28, 2010 and fiscal year ended February 28, 2011, respectively.

General, administrative and operations expenses.  General, administrative and operations expenses increased by $3.5 million, or 23.8%, from $14.7 million in fiscal year ended February 28, 2010 to $18.2 million in fiscal year ended February 28, 2011.  General, administrative and operations expenses decreased as a percentage of net sales from 10.3% to 9.6% for the fiscal year ended February 28, 2010 and 2011, respectively.  The increase in absolute dollars was primarily due to approximately $1 million of costs associated with the acquisition of Solid Data Systems, Inc., legal proceedings related to a certain supplier of approximately $1.3 million, higher costs of credit insurance and bad debt reserves of approximately $0.7 million, increased personnel costs of approximately $0.6 million including $0.3 million of severance charges,  and increased contractor costs for product production of approximately $0.3 million which were partially offset by reduced charges of approximately $0.5 million related to a lease termination and other non-recurring costs in fiscal year ended February 28, 2010.

General and administrative expenses include stock-based compensation expenses of $313,000 and $437,000 for fiscal year ended February 28, 2010 and 2011, respectively.

Impairment of goodwill and intangible assets.  In February 2010, we discontinued the manufacturing and selling of Hypersonic PC Systems products which were purchased from Silicon Data in 2007.  Therefore, the $911,000 carrying value of goodwill and related intangibles recorded from that acquisition were determined to be fully impaired and were written off in entirety during fiscal year ended February 28, 2010.  In February 2011, an assessment was made of the goodwill related to the May 2007 acquisition of PC Power and Cooling, Inc.  Based upon our discounted cash flow model, which involves significant assumptions and estimates, We do not believe that its goodwill was impaired.  We did not recognize an impairment loss related to PC Power and Cooling, Inc. for fiscal year ended February 28, 2011.

Other income (expense)-net.  Other income (expense)-net was an expense of $1.1 million in the fiscal year ended February 28, 2011 compared to $727,000 of income in the fiscal year ended February 28, 2010. This net change of $1.8 million during fiscal year 2011 was primarily due to the write-off of BCInet related notes receivable and investment of approximately $1,043,000 in fiscal year ended February 28, 2011 compared to income of approximately $668,000 recognized in fiscal year ended February 28, 2010, and to a lesser degree foreign exchange transaction losses.

Interest and financing costs. Interest and financing costs increased by $1.5 million from $1.7 million in the fiscal year ended February 28, 2010 to $3.2 million in fiscal year ended February 28, 2011. The increase in interest expense in the fiscal year ended 2011 was primarily due to increased borrowings of $9.7 million, higher borrowing expenses relating to factoring of accounts receivable and termination penalties and fees associated with cancellation of factoring loan agreements.

Adjustment to the fair value of common stock warrants. The adjustment to the fair value of common stock warrants increased by $7.9 million in the fiscal year ended February 28, 2011 due to the revaluation of the long-term warrant liability issued in fiscal year ended February 28, 2011.  The change in fair value was primarily influenced by the change in the trading price of the common stock underlying the warrant instrument.

Provision for income taxes.  The income tax provision/(benefit) amounted to ($1,000) in fiscal year ended February 28, 2010 and $861,000 in fiscal year ended February 28, 2011 due primarily to an $836,000 increase in the valuation allowance on the deferred tax assets. We did not record a tax benefit in fiscal year ended February 28, 2010 or fiscal year ended February 28, 2011 at the statutory combined federal and state income tax rates of approximately 40% due to the uncertainty surrounding the future realization of the potential tax benefit associated with net operating loss carryforwards.

Comparison of Fiscal Years Ended February 29, 2009 and February 28, 2010

Net sales.  Net sales decreased by $12.0 million, or 7.7%, from $156.0 million in fiscal year ended February 28, 2009 to $144.0 million in fiscal year ended February 28, 2010.  This decrease was due primarily to several factors.  Overall, there was a 25% decrease, in the aggregate, of unit sales across all product lines from 3.4 million units in fiscal year ended February 2009 to 2.6 million units in fiscal year ended February 28, 2010.  Memory processing unit sales decreased from fiscal year ended February 2009 to fiscal year ended February 28, 2010 by 34%. This was partially offset by a 3.4% increase in the average selling price per units of these products.

Cost of revenue.  Cost of revenue decreased by $10.9 million, or 8.0%, from $136.2 million in fiscal year ended February 28, 2009 to $125.3 million in fiscal year ended February 28, 2010.  Cost of revenue as a percentage of net sales was 87.3% in fiscal year ended February 28, 2009 compared to 87.0% in fiscal year ended February 28, 2010.  The decrease in absolute dollars of cost of sales was attributable to the decrease in net sales.  The lower cost of revenues as a percentage of net sales in fiscal year ended February 28, 2010 was driven by slightly higher average selling prices.

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

General, administrative and operations expenses.  General, administrative and operations expenses decreased by $1.9 million, or 11.9%, from $16.7 million in fiscal year ended February 28, 2009 to $14.7 million in fiscal year ended February 28, 2010.  General, administrative and operations expenses remained relatively flat as a percentage of net sales at 10.7% and 10.3%, respectively.  The decrease in absolute dollars was primarily due to $1.3 million of lower shipping costs because of lower sales volume and $991,000 of lower bad debt expenses, partially offset by a $264,000 increase in contractor costs.

General and administrative expenses include stock-based compensation expenses of $461,000 and $313,000 for fiscal year ended February 28, 2009 and February 28, 2010, respectively.

Impairment of goodwill and intangible assets.  In February 2010, we stopped manufacturing and selling the Hypersonic PC Systems products which we purchased from Silicon Data in 2007.  Therefore, the $911,000 carrying value of goodwill and related intangibles recorded from that acquisition were determined to be fully impaired and were written off in their entirety.

Other income (expense)-net.  Other income (expense)-net was an income of $727,000 in the fiscal year ended February 28, 2010 compared to $169,000 of expense in the fiscal year ended February 28, 2009. This net change of approximately $900,000 during fiscal year 2010 was primarily due to a $668,000 gain on the sale of the NIA product line to BCInet in fiscal year 2010 and, to a lesser degree, increased foreign exchange transaction losses.

Interest and financing costs. Interest and financing costs increased by $1.1 million from $0.6 million in the fiscal year ended February 28, 2009 to $1.7 million in fiscal year ended February 28, 2010. The increase in interest expense in the fiscal 2010 was primarily due to higher borrowing expenses relating to factoring of accounts receivable which began in mid fiscal 2010 compared with the conventional asset based financing which was in place during fiscal 2009 and, to a lesser degree, an increase of approximately $1.7 million in the average loan balance in fiscal 2010 compared to fiscal 2009.

Provision for income taxes.  The income tax provision/(benefit) amounted to $61,000 in fiscal year ended February 28, 2009 and ($1,000) in fiscal year ended February 28, 2010 We did not record a tax benefit at the statutory combined federal and state income tax rates of approximately 40% due to the uncertainty surrounding the future realization of the potential tax benefit associated with net operating loss carry forwards.

Liquidity and Capital Resources

Since our inception, we have historically not generated sufficient cash from operations and have relied upon funds from equity offerings and debt financings.

Operating Activities.  Net cash provided by (used in) operating activities was $640,000 and $(26.6) million for fiscal year ended February 28, 2010 and fiscal year ended February 28, 2011, respectively. The net cash used in operating activities in 2011 resulted from a net loss of $30 million, adjusted for $16.3 million in non-cash charges and ($12.9) million for use of cash associated with the net change in assets and liabilities.  Non-cash charges in fiscal year ended February 28, 2011 included depreciation, fair value adjustments for warrants, stock based compensation and increases to inventory and bad debt reserves.  The net change in assets and liabilities included increases in accounts payable and accrued expenses of $16.1 million offset by increases in accounts receivable, inventory and prepaid expenses of $29.0 million.  Net cash provided by (used in) operating activities during the fiscal year ended February 28, 2010 was due primarily to an increase in accounts payable and accrued expenses of $1.6 million, a decrease in inventories of $6.6 million, a decrease in accounts receivable of $3.0 million and a decrease in prepaid expenses of $301,000, partially offset by a non-cash gain on disposition of the NIA product line of $668,000 and a net loss of $13.5 million.  The decreases in accounts receivable and inventory in fiscal year ended February 28, 2010 was primarily due to lower sales levels while the increase in accounts payable and accrued expenses was due to us paying vendors later because of working capital constraints.

Investing activities.  Net cash used in our investing activities was $1.3 million and $1.6 million for fiscal year ended February 28, 2010 and fiscal year ended February 28, 2011, respectively.  Of these amounts, $887,000 and $1.5 million, respectively, were related to the purchase of fixed assets including those needed to support our growth and establishment of a warehouse and manufacturing facility in Taiwan.  We continue to invest in our surface mount technology (“SMT”) production line to move manufacturing, assembly and test capabilities in-house.  We will also invest in our infrastructure in order to improve our controls and procedures as part of growing our business and meeting regulatory requirements associated with being a public company.

Financing activities.  Net cash provided by our financing activities was $1.5 million and $44.6 million for fiscal year ended February 28, 2010 and fiscal year ended February 28, 2011, respectively.  Cash provided by financing activities in fiscal year ended February 28, 2011 primarily reflects our common stock issuance of $34.7 million.  We also increased our short term bank borrowings by $9.7 million as of fiscal year ended February 28, 2011 as compared to fiscal year ended February 28, 2010.  Cash provided by financing activities in fiscal year ended February 28, 2010 was primarily due to common stock and preferred stock issuances of $7,000 and $281,000, respectively, as well as increases in bank loans of $919,000 and $500,000 borrowings from Ryan M. Petersen, our Chief Executive Officer, made to us in fiscal year ended February 28, 2010.

Other factors affecting liquidity and capital resources.

We have historically not generated sufficient cash from operations and have relied upon equity offerings and debt financing such as receivable factoring, increased trade terms from vendors, and bank lines of credit as we have grown.  In July 2009, we entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which we were able to factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all our domestic receivables up to $10 million in the aggregate.  The SVB Loan Agreement capped the aggregate debt under both Factoring Loan Agreements to $17.5 million.  Under the Factoring Loan Agreements we had guaranteed our obligations thereunder and had pledged substantially all of our assets as security.  As of February 28, 2010, the outstanding loan balances under the Factoring Loan Agreements were $10.4 million in the aggregate.  In order to provide some bridge financing as these new financing arrangements were established, in August 2009 we borrowed $500,000 from our Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan was repaid in full in September 2010.

In February 2011 we signed an agreement with Silicon Valley Bank for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with Silicon Valley Bank and Faunus Group International, Inc. The new agreement contains financial covenants for quarterly EBITDA as defined in the agreement and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, negative and affirmative covenants with which we must comply.

We expect to experience growth in our working capital requirements as we continue to expand our business.  We cannot assure that we will find additional debt or equity financing allowing us to grow.  We intend to fund this continued expansion through the combination of cash generated by operations, increased debt facilities, and potential future equity offerings.  We anticipate that working capital will constitute a material use of our cash resources.

In April 2011, we consummated a follow-on offering pursuant to which we issued 11,730,000 shares of common stock at $8.50 per share.  We received approximately $94 million in net proceeds from the offering, which includes the over-allotment option being exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes.

We believe that our current cash and cash equivalents, combined with the April 2011 follow-on offering proceeds, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Our long-term future capital requirements and financing needs will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and associated infrastructure and the continuing market acceptance of our products.  If the sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

There is no assurance that we will maintain compliance with all covenants of our Factoring Loan Agreements in the future.  If we are in violation of covenants in the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment effectively causing all loan balances to become due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during our fiscal years ended February 28, 2010 and 2011.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.  Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in this report for the fiscal year ended February 28, 2011.

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

There are two steps in assessing whether impairment of goodwill and other indefinite lived intangible assets has occurred  The first step compares the carrying amount of the net assets (including goodwill), to the reporting unit’s fair value.  If  fair value exceeds the carrying amount of the reporting unit’s net assets, goodwill is not considered to be impaired and the second step of the impairment test is not required.  If the carrying amount of net assets exceeds  fair value, the second step of the impairment test is undertaken to measure the amount of impairment loss, if any.  In determining  fair value we apply an income approach of the reporting unit which is associated with goodwill or other indefinite lived asset.  The second step, if necessary, is used the measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  An impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating fair value in a manner similar to a purchase price allocation in a business combination.  The residual fair value after this allocation is  implied fair value of goodwill.

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

Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal year ended February 28, 2011, did not result in an impairment charge with respect to our acquisition of the assets of PC Power & Cooling in 2007 since the fair value exceeded the carrying value by amounts of 11% to 125% which are based on various assumptions.  We stopped manufacturing and selling of certain Hypersonic PC products which were purchased in 2007.  Therefore, all goodwill related to that acquisition was deemed fully impaired and written off in fiscal year ended February 28, 2010.  No impairment loss was incurred in fiscal year ended February 28, 2011.

Stock-based compensation.

Stock-based compensation is measured based on the grant-date fair value. Fair value is estimated using the Black-Scholes model. Compensation expense for stock options is recognized on the straight-line basis over the period earned and vested.  Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense for restricted stock grants is recognized on the straight-line basis over the requisite service period.  Non-vested stock options and restricted stock grants are included in the diluted shares outstanding calculation when their effect is dilutive.

The amount of compensation expense recognized using the Black-Scholes model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of stock option grants.  The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility and the expected term of the option and the risk-free interest rate of the option.  The expected term and expected future volatility of the options require judgment.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest.  We estimate the forfeiture rate based on historical experience and to the extent the actual forfeiture rate is different from the estimate, share-based compensation expense is adjusted accordingly.

New Accounting Pronouncements

In January 2010, the FASB issued a new accounting standards update for fair value measurements and disclosures. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers. The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued in interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update in fiscal 2011 did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

In December 2010, the FASB issued ASC No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill
Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company is currently in the process of determining the impact, if any, of the adoption of the ASU on its consolidated financial statements.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Information required by this section is not required by regulation S-K for smaller reporting companies.

Item 8.	Financial Statements And Supplementary Data

Index To Consolidated Financial Statements Of OCZ Technology Group, Inc.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OCZ Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of OCZ Technology Group, Inc. and Subsidiaries (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

Sherman Oaks, California
May 13, 2011

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
OCZ Technology Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of OCZ Technology Group, Inc. and subsidiaries (the “Company”) for the 12 months ended February 28, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the 12 months ended February 28, 2009, in conformity with U.S. generally accepted accounting principles.

Horwath Clark Whitehill LLP
London, United Kingdom
May 1, 2009

OCZ Technology Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share amount)

	Year Ended February 28,
	2011	2010	2009

Net revenues	$190,116	$143,959	$155,982
Cost of revenues	165,962	125,303	136,191
Gross profit	24,154	18,656	19,791

Sales and marketing	15,270	10,249	11,401
Research and development	7,677	5,331	2,575
General, administrative and operations	18,207	14,711	16,709
Impairment of goodwill and intangible assets	-	911	-
Total operating expenses	41,154	31,202	30,685
Operating loss	(17,000)	(12,546)	(10,894)
Other income (expense) - net	(1,068)	727	(169)
Interest and financing costs	(3,174)	(1,716)	(600)
Adjustment to the fair value of common stock warrants	(7,924)	-	-
Loss before income taxes	(29,166)	(13,535)	(11,663)
Income tax expense (benefit)	861	(1)	61
Net loss	$(30,027)	$(13,534)	$(11,724)
Net loss per share:
Basic	$(1.05)	$(0.64)	$(0.56)
Diluted	$(1.05)	$(0.64)	$(0.56)
Shares used in net loss per share computation:
Basic	28,700	21,300	21,000
Diluted	28,700	21,300	21,000

See accompanying notes to the Consolidated Financial Statements

OCZ Technology Group, Inc.
Consolidated Balance Sheets
($ in thousands)

	February 28, 2011	February 28, 2010
Assets
Current Assets:
Cash and cash equivalents	$17,514	$1,224
Restricted cash	1,300	-
Accounts receivable, net of allowances of $2,881 and $2,853 as of February 28, 2011 and 2010	31,687	20,380
Inventory, net	22,798	9,846
Note receivable	-	375
Deferred tax asset, net	-	836
Prepaid expenses and other current assets	2,875	1,811
Total current assets	76,174	34,472
Property and equipment, net	3,046	2,629
Intangible assets	18	88
Goodwill	9,989	9,954
Investments	-	668
Other assets	42	38
Total assets	$89,269	$47,849
Liabilities And Stockholders' Equity
Current liabilities:
Loans payable	$20,011	$10,354
Note payable to related party	-	500
Accounts payable	40,645	26,318
Accrued and other liabilities	6,137	4,389
Total current liabilities	66,793	41,561
Common stock warrant liability	9,417	-
Total liabilities	76,210	41,561
Commitments and contingencies (Note 9)	-	-
Stockholders' equity:
Preferred stock, $0.0025 par value; 20,000,000 shares authorized; 0 and 60,990 shares issued and outstanding as of February 28, 2011 and 2010	-	-
Common stock, $0.0025 par value; 120,000,000 shares authorized; 35,401,908 and 21,278,643 shares issued and outstanding as of February 28, 2011 and 2010	88	53
Additional paid-in capital	68,749	31,862
Accumulated translation adjustment	(288)	(164)
Accumulated deficit	(55,490)	(25,463)
Total stockholders' equity	13,059	6,288
Total liabilities and stockholders' equity	$89,269	$47,849
See accompanying notes to the Consolidated Financial Statements

OCZ Technology Group, Inc.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(in thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Number	Shares Amount	Shares Number	Shares Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total

As at March 1, 2008	-	$-	20,865	$52	$29,796	$155	$(205)	$29,798
Components of comprehensive loss:
Net Loss	-	-	-	-	-	-	(11,724)	(11,724)
Foreign currency translation adjustment	-	-	-	-	-	(267)	-	(267)
Total comprehensive loss								(11,991)
Exercise of stock options	-	-	74	-	35	-	-	35
Capitalization of promissory note	-	-	339	1	199	-	-	200
Stock based compensation	-	-	-	-	877	-	-	877
Tax effect of stock based compensation	-	-	-	-	4	-	-	4
As at February 28, 2009	-	-	21,278	53	30,911	(112)	(11,929)	18,923
Components of comprehensive loss:
Net Loss	-	-	-	-	-	-	(13,534)	(13,534)
Foreign currency translation adjustment	-	-	-	-	-	(52)		(52)
Total comprehensive loss								(13,586)
Adjustment of exercise of stock options	-	-	-	-	7	-	-	7
Issuance of preferred stock	61	-	-	-	281	-	-	281
Stock based compensation	-	-	-	-	663	-	-	663
As at February 28, 2010	61	-	21,278	53	31,862	(164)	(25,463)	6,288
Components of comprehensive income (loss):
Net Loss	-	-	-	-	-	-	(30,027)	(30,027)
Foreign currency translation adjustment	-	-	-	-	-	(124)	-	(124)
Total comprehensive loss								(30,151)
Fair value of derivative warrants issued in connection with stock offering	-	-	-	-	(2,081)	-	-	(2,081)
Issuance of common stock	-	-	12,539	31	34,718	-	-	34,749
Issuance of common stock for acquisition	-	-	160		644	-	-	644
Exercise of stock options	-	-	928	2	1,011	-	-	1,013
Issuance of common stock for warrants	-	-	497	2	1,567	-	-	1,569
Conversion of preferred stock into common stock	(61)	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	1,028	-	-	1,028
As at February 28, 2011	-	$-	35,402	$88	$68,749	$(288)	$(55,490)	$13,059

See accompanying notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flow
(in thousands)

	Year Ended February 28,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(30,027)	$(13,534)	$(11,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,116	1,009	744
Amortization of intangibles	70	111	112
Impairment of goodwill and intangible assets	-	911	-
Bad debt expense	1,260	644	1,410
Stock-based compensation	1,028	663	877
Fair value adjustment of common stock warrants	7,924	-	-
Deferred income taxes	836	-	-
Non-cash write off of leasehold improvements and other assets	644	104	-
Loss (gain) on disposition of product line	1,043	(668)	-
Non-cash inventory reserve	2,381	-	-
Changes in operating assets and liabilities:
Accounts receivable	(12,567)	2,971	(4,925)
Inventory	(15,333)	6,566	(1,960)
Prepaid expenses and other assets	(1,064)	301	974
Accounts payable	14,327	924	12,361
Accrued and other liabilities	1,748	638	1,110
Net cash provided by (used in) operating activities	(26,614)	640	(1,021)
Cash flows from investing activities:
Purchases of property and equipment	(1,533)	(887)	(1,659)
(Increase) decrease in deposits	(4)	50	(23)
Asset acquisition earn out payments	(35)	(454)	(553)
Net cash used in investing activities	(1,572)	(1,291)	(2,235)
Cash flows from financing activities:
Issuance of common stock	34,749	7	238
Issuance of preferred stock	-	281	-
Proceeds from employee stock programs	1,013	-	-
Proceeds from exercise of warrants for common shares	981	-	-
Proceeds from bank loan, net	9,657	919	2,536
Restricted cash for letters of credit	(1,300)	-	-
(Repayment) increase of shareholder loan	(500)	500	-
Repayment of notes payable	-	(200)	(375)
Net cash provided by financing activities	44,600	1,507	2,399
Effect of foreign exchange rate changes on cash and cash equivalents	(124)	(52)	(267)
Net increase (decrease) in cash and cash equivalents	16,290	804	(1,124)
Cash and cash equivalents at beginning of period	1,224	420	1,544
Cash and cash equivalents at end of period	$17,514	$1,224	$420
Supplemental disclosures:
Interest paid	$1,286	$823	$593
Income taxes paid	$25	$-	$60

See accompanying notes to the Consolidated Financial Statements

 OCZ Technology Group, Inc.
Notes To The Consolidated Financial Statements

1.	History

OCZ Technology Group, Inc. (a Delaware corporation) and Subsidiaries (“OCZ”) develops, produces, and distributes high-performance computer components including flash memory storage, memory modules, thermal management solutions and computer power supplies, designed to make computers run faster, more reliably and more efficiently.  During 2007, OCZ acquired the assets of two companies in order to further diversify its product offerings:  PC Power and Cooling, Inc., a leading brand of power supplies and Silicon Data Inc., doing business as Hypersonic PC Systems, a manufacturer of high performance laptop and desktop computer systems.  In February 2010, OCZ divested certain Hypersonic PC Systems product lines and during fiscal 2011 the memory module products were discontinued. In November 2010, OCZ acquired certain intellectual property from Solid Data Systems, Inc. As described further in Note 17 in March 2011 OCZ acquired Indilinx Co., Ltd a provider of flash controller semiconductors and firmware for SSDs.

OCZ’s wholly owned subsidiaries include OCZ Canada and OCZ Ireland Technology Limited (“OCZ Ireland”).  On September 30, 2009, OCZ amended its certificate of incorporation to, among other matters, effect a 1 for 2.5 reverse stock split.  All references to share and per share amounts have been retrospectively restated to reflect this amendment.

2.	Summary of significant accounting policies

Basis of preparation

OCZ’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  OCZ’s fiscal year begins on March 1 and ends on February 28 or 29.  The significant accounting policies used in the preparation of the financial statements are summarized below.

Reclassifications

Certain prior year balances and account groupings have been reclassified to conform to the current year presentation. There was no material impact on previously reported total assets, total liabilities, stockholders’ equity, net results from operations or cash flows.

Principles of consolidation

The consolidated financial statements include the financial statements of OCZ and its subsidiaries, OCZ Canada and OCZ Ireland.  All material intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related note disclosures. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes.

On an ongoing basis, we evaluate our estimates, including, among others, those related to bad debts and allowances, inventories and related reserves, investments, income taxes, warranty obligations, stock compensation, contingencies and litigation.  We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources.  Estimates have historically approximated actual results.  However, future results will differ from these estimates under different assumptions and conditions.

Cash equivalents

For the purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents amounts designated for uses other than current operations.  As of fiscal year ended February 28, 2011, $1.3 million of cash was restricted for irrevocable letters of credit related to future inventory purchases.

Concentration of credit risks

Financial instruments which potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  We maintain credit insurance on the majority of our receivables.  During the periods presented herein, we had deposits in banks in excess of the Federal Deposit Insurance Corporation insurance limit.  We have not experienced any losses in such accounts, and do not believe we are exposed to any significant risk on trade receivables, cash and cash equivalents.

Comprehensive income

Comprehensive income consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of foreign currency translation adjustments, which are also recognized as a separate component of stockholders’ equity.

Trade accounts receivable and allowance for doubtful accounts

Accounts receivable is stated at the net amount which management expects to collect after providing allowances for doubtful accounts and other sales credits based on an evaluation of a customer’s specific financial situation.  These allowances amounted to approximately $2.9 million as of fiscal year ended February 28, 2011 and $2.9 million as of fiscal year ended February 28, 2010 (See also Note 15). Historically, we have not charged interest on past due accounts.

Notes receivable

Notes receivable are recorded initially at the contractual balances due and are assessed at least annually for impairment. Notes receivable are further described in Note 4.

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

Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable tangible and intangible net assets acquired in business acquisitions.  Goodwill is reviewed at least annually for impairment as of the last day of February, or more frequently if events and circumstances indicate that the asset might be impaired, in accordance with Financial Accounting Standards Board (“ FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangible – Goodwill and Other.  The brand name intangible assets are being amortized over a 4-year period.  Subsequent payments made for any contingent consideration are charged to goodwill if the acquisition was made in fiscal year ended February 28, 2009 or prior, in accordance with the December 2007 revisions to Statement of Financial Accounting Standards (“SFAS”) No. 141 (ASC Topic 805).  For tax purposes, goodwill is deductible over a 15-year period.

In accordance with the provisions of ASC Topic 805, Business Combinations, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values.  Management makes significant estimates and assumptions, which are believed to be reasonable, in determining the fair values of certain assets acquired and liabilities assumed, especially with respect to intangible assets.  These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.  Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from product sales, customer relationships, acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed, expected life of the core technology and discount rates.  Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not become recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize an impairment loss based on the estimated fair value of the asset.

Income taxes

Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of assets and liabilities.  If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. It is management's policy to recognize interest and penalties related to tax uncertainties to income tax expense. We have no amounts accrued for interest or penalties as of February 28, 2011 and do not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

OCZ Canada pays taxes in Canada.  We do not file consolidated tax returns.

All tax periods after December 31, 2006 and 2005 remain open and subject to audit by the IRS and the State of California, respectively.

Fair value of financial instruments

As of February 28, 2011, our financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and loans payable.  The carrying values of these financial instruments approximate fair value as they are short-term to maturity.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

●	Level 1: Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

●
Level 2: Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

●	Level 3: Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

	Level I	Level II	Level III
Fair Value of common stock warrants	-	-	$9,416,917

The following table represents a reconciliation of Level 3 liabilities held during the year ended February 28, 2011:

Common Stock Warrants
Balance at February 28, 2010	$-
Issuance of common stock warrant liability	2,080,758
Exercises at fair value	(587,786)
Fair value adjustment charge	7,923,945
Balance at February 28, 2011	$9,416,917

A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 11.

Revenue recognition

We record product sales net of allowances for returns, product rebates, sales credits, and market development funds.  Revenue is recognized when there is persuasive evidence of an arrangement, product shipment by a common carrier has occurred, risk of loss has passed, the terms are fixed and collection is probable.  We generally use customer purchase orders and/or contracts as evidence of an arrangement and the underlying payment terms to determine if the sales price is fixed.  We also purchase credit insurance for the majority of our accounts.

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

Deferred income

We offer terms to certain customers which defer recognition of sales transactions until such time that our customer sells the product to its customers.  As of fiscal year ended February 28, 2011 and fiscal year ended February 28, 2010 we have deferred the profit margin related to shipments totaling $995,000 and $453,000, respectively, for these arrangements.  The sales and related cost of sales have been removed from the financial statements and the income shown as deferred margin.  Deferred margin as of fiscal year ended February 28, 2011 and fiscal year ended February 28, 2010 was $215,000 and $95,000, respectively; which are included in accrued and other liabilities.

Marketing cooperative arrangements

We have arrangements with resellers of our products to reimburse the resellers for cooperative marketing costs meeting specified criteria.  In certain arrangements, we record marketing costs meeting specified criteria within sales and marketing expenses in the accompanying consolidated statements of operations.  For those reimbursements that do not meet the criteria for advertising costs, the amounts are recorded as a reduction to sales in the accompanying consolidated statements of operations.

Research and development costs

Costs of researching and developing new technology or significantly altering existing technology are expensed as incurred.

Shipping and handling

For the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, shipping and handling costs charged to customers were approximately $69,000, $133,000 and $223,000, respectively and were accounted for as a reduction in general, administrative and operations expense.

Advertising

Advertising costs are expensed as incurred and in the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009 were approximately $3.0 million, $3.0 million and $2.8 million, respectively.  Advertising costs are included in sales and marketing expense.

Currency translation

All of our sales are invoiced in U.S. dollars.

The functional currency of our Canadian operations is the Canadian dollar.  All of our other foreign operations are maintained in US dollars.  When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into US dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For operations where the functional currency is the US dollar, gains and losses resulting from remeasuring foreign currency denominated balances into US dollars are included in other income (expense)-net. Foreign currency transaction gains and (losses) of approximately $(195,000), $111,000 and $160,000 were included in other income (expense)-net in the accompanying statement of operations for the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively.

Product warranties

We offer our customers warranties on certain products sold to them.  These warranties typically provide for the replacement of products if they are found to be faulty within a specified period.  Concurrent with the sale of products, a provision for estimated warranty expenses is recorded with a corresponding increase in cost of goods sold.  The provision is adjusted periodically based on historical and anticipated experience.  Actual expense of replacing faulty products under warranty, including parts and labor, are charged to this provision when incurred.

Stock-based compensation

Stock-based compensation is measured based on the grant-date fair value. Fair value is estimated using the Black-Scholes model. Compensation expense for stock options is recognized on the straight-line basis over the requisite service period.  Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense for restricted stock grants is recognized on the straight-line basis over the requisite service period.  Non-vested stock options and restricted stock grants are included in the diluted shares outstanding calculation when their effect is dilutive.

The amount of compensation expense recognized using the Black-Scholes model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of stock option grants.  The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility and the expected term of the option and the risk-free interest rate of the option.  The expected term and expected future volatility of the options require judgment.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest.  We estimate the forfeiture rate based on historical experience and to the extent the actual forfeiture rate is different from the estimate, share-based compensation expense is adjusted accordingly.

All stock options have been issued at or above the estimated fair market value so that there is no intrinsic value to be expensed.  Stock based compensation charged to expenses was $1,028,000, $663,000 and $877,000 for the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively.  As of fiscal year ended February 28, 2011, compensation costs related to non-vested options amounted to approximately $4.6 million and will be recognized in future period through February 28, 2015 over a weighted average term of 2.6 years.

The compensation expense recognized has been classified in the consolidated statements of operations or capitalized on the the consolidated balance sheets in the same manner as cash compensation paid to our employees. There was no material share-based compensation expense capitalized as part of the cost of an asset in the years ended February 28, 2011, February 28, 2010 and February 28, 2009.

The fair value of options grants was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
Expected dividend	0%	0%	0%
Risk free interest rate	1.90%	2.0%	2.8%
Expected volatility	0.45	0.58	0.40
Expected life (in years)	4.40	4.28	4.24

3.	Recent accounting pronouncements

In January 2010, the FASB issued a new accounting standards update for fair value measurements and disclosures.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers.  The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued in interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update in fiscal 2011 did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

In December 2010, the FASB issued ASC No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

 In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company is currently in the process of determining the impact, if any, of the adoption of the ASU on its consolidated financial statements.

4.	Notes receivable

On August 31, 2009, we received notes receivable related to the sale of various tangible and intangible property totaling approximately $1,043,000. A note for $375,488 due July 31, 2010 was shown in current assets on the balance sheet at February 28, 2010 and was extended for one year in May 2010. The non-current notes receivable were shown as part of the “Investment” caption totaling approximately $668,000 on the balance sheet at fiscal year ended February 28, 2010. The notes were stated at the net amount which management expected to collect after providing a valuation allowance. In the fourth quarter of fiscal 2011, management determined that it was more likely than not that the funding expected by the issuing entity would not take place, which in turn put the realization of these assets in doubt. Accordingly, the valuation allowance was increased to 100%.  The resulting non-cash loss of approximately $1,043,000 is shown as part of the “Other income (expense)-net” caption on the statement of operations for the fiscal year ended February 28, 2011.

5.	Inventory

Inventory consists of the following:

	February 28, 2011	February 28, 2010
	(in thousands)
Raw materials	$13,072	$3,498
Work in progress	9,556	5,732
Finished goods	3,316	1,381
	25,944	10,611
Inventory reserve	(3,146)	(765)
	$22,798	$9,846

As of February 28, 2011, approximately $2.5 million of the inventory reserve is attributable to the discontinued memory module product line. The net carrying value of this inventory is approximately $2.1 million.

6.	Property and equipment

Net property and equipment consists of the following:

	February 28, 2011	February 28, 2010
	(in thousands)
Vehicles	$111	$135
Furniture and fixtures	40	38
Equipment	5,900	4,471
Leasehold Improvements	538	439
	6,589	5,083
Less: accumulated depreciation	(3,543)	(2,454)
	$3,046	$2,629

Depreciation expense for the fiscal years ended February 2011, February 28, 2010 and February 28, 2009 amounted to approximately $1,116,000, $1,009,000 and $744,000, respectively.

7.	Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable tangible and intangible net assets acquired in business acquisitions.

An impairment loss would be recognized to the extent that the carrying amount exceeds the implied fair value of the goodwill.  This is determined in a two step process.

The first step compares the carrying amount of the net assets (including goodwill) of the reporting unit to its fair value.  If fair value exceeds the carrying amount of net assets, goodwill is not considered to be impaired and the second step of the impairment test is not required.  If the carrying amount of net assets exceeds the reporting unit’s fair value, the second step of the impairment test is undertaken to measure the amount of impairment loss, if any.  Fair value is estimated using the income approach, which is calculated by estimating the present value of expected future cash flows.
The second step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  An impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the estimated fair value determined in the first step in a manner similar to a purchase price allocation applied in a business combination.  The residual fair value after this allocation is the implied fair value of goodwill.

Once a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be the new accounting basis and there is no subsequent reversal of previously recognized goodwill impairment loss in future years.

During the fiscal year ended February 28, 2010, we recorded a $911,000 charge for impairment of goodwill and other intangibles.  In February 2010, we ceased the manufacture and sale of certain Hypersonic PC Systems products.  As a result, the goodwill recorded from that acquisition was determined to be fully impaired and all remaining goodwill from the Hypersonic PC Systems acquisition was written off. All goodwill as of February 28, 2011 relates to the PC Power & Cooling asset acquisition in 2007.

Changes in the carrying amount in goodwill and other intangible assets are summarized as follows:

	Goodwill	Other Intangible Assets
	(in thousands)
Cost
As at February 28, 2009	$10,342	$446
Additions during the period for goodwill contingent payment	454	—
As at February 28, 2010	10,796	446
Additions during the period for goodwill contingent payment	35	—
As at February 28, 2011	$10,831	$446

Accumulated Amortization/Impairment
As at February 28, 2009	$—	$178
Amortization for the period	—	111
Impairment	842	69
As at February 28, 2010	842	358
Amortization for the period	—	70
As at February 28, 2011	$842	$428

Net carrying value
As at February 28, 2010	$9,954	$88
As at February 28, 2011	$9,989	$18

Other intangible assets

Intangible assets totaling $446,000 ($280,000 PC Power and Cooling, Inc., and $166,000 Silicon Data Inc., doing business as Hypersonic PC Systems) allocated to trade name and trade marks from the above acquisitions are being amortized over 48 months on the straight-line basis.  The remaining balance of intangible assets relating to the acquisition of the Hypersonic PC Systems assets was written off as of February 28, 2010.  Amortization and impairment expenses during the years ended February 28, 2011, February 28, 2010 and February 28, 2009 were $70,000, $180,000 and $112,000, respectively.

We acquired certain assets of Solid Data Systems in November 2010 and paid approximately $350,000 cash and issued 160,000 shares in restricted stock with a value of $644,000.  We determined that we acquired as identifiable assets in-process research and development (IPRD) and fixed assets, with goodwill also resulting from the transaction.  Following the acquisition, we determined that we would not operate the business and determined the value of the goodwill and fixed assets acquired to be fully impaired.  IPRD was initially capitalized but was then written off when it was determined that the asset would not contribute to reaching technological feasibility since the course of the related research project was substantially redirected and essentially abandoned. The total write-off related to this acquisition is $994,000 which is included in general and administrative expense in the Statement of Operations for fiscal year ended February 28, 2011.

8.	Accrued expenses

Accrued expenses consist of the following:

	February 28, 2011	February 28, 2010
	(in thousands)
Professional fees	$255	$229
Employee related payments	1,472	1,041
Sales and marketing incentive programs	2,417	1,285
Un-invoiced goods and services	749	566
Other liabilities	1,244	1,268
	$6,137	$4,389

9.	Commitments and contingencies

Lease commitments.

We lease office and warehouse facilities under lease terms expiring at various dates through 2015.  Certain leases contain provisions which allow for early termination of the obligation prior to the end of the lease term.  Rent expense amounted to $816,000, $783,000 and $1.2 million, for the years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively.  As of the fiscal year ended February 28, 2011, the future minimum payments due under these non cancellable lease agreements are as follows:

Years ending February 28	Future Minimum Lease Payments
(in thousands)
2012	$493
2013	148
2014	70
$711

Contingencies.

a) In 2009, we received inquiries from the U.S. Department of Commerce and the Federal Bureau of Investigation regarding the potential re-export of our products from the United Arab Emirates into Iran.  We consequently launched an internal investigation performed by outside counsel.  The investigation concluded that while between 2004 and 2008, we maintained a relationship with a distributor in the United Arab Emirates, we have not found any specific facts confirming these suspicions or any information about when such re-exports would have occurred or who may have received the products.  However, we did provide approximately $500 in sales support materials to the distributor in connection with a sales presentation in Iran.  We have terminated our relationship with this distributor.

The investigation separately discovered that in 2007 and 2008, in a total of three instances, we sent one of our high speed Reaper memory module products free of charge as either samples or replacement parts to individuals in Iran and an individual who claimed an address in Cuba but subsequently changed the address to one in Mexico.

We also have received information that a distributor in Lebanon to whom we sold Neural Impulse Actuators in September 2008 may have re-exported one of these units into Syria and in general was interested in distributing our products in Syria, but we have not found specific facts confirming when such re-export would have occurred or who may have received the product.  We have terminated our relationship with this distributor.

We have voluntarily disclosed these transactions to the U.S. Department of Commerce and the U.S. Department of the Treasury and have cooperated fully with requests for information from these entities as well as the Federal Bureau of Investigation.  On May 3, 2011, we received a letter from the U.S. Department of Commerce informing us that it had reviewed its findings of the investigation and it concluded that although the activity was in fact in violation U.S. export laws, the U.S. Department of Commerce decided not to refer this matter for criminal or administrative prosecution and it closed this matter with the issuance of a warning letter only.

b) In July 2010, we received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which we contended were defective. At that time we accrued approximately $1.25 million for this contingency and an additional $100,000 during Q3 for potential interest costs.  In December 2010, we paid a ‘counter bond’ in cash to the Taoyuan District Court in the amount of $1.28 million for the specific purpose of satisfying our obligation under the court order.  On April 25, 2011 the Taoyuan District Court found in favor of the former vendor and we were ordered to pay approximately $1.2 million plus interest of approximately $150,000. Accordingly, $1.28 million of the $1.35 million liability accrued for this matter is considered satisfied, and the remaining balance due of $70,000 is included in “accounts payable” as of fiscal year ended February 28, 2011.

c) On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of our SSDs sold on or after January 1, 2011 did not meet certain performance criteria and as a result we engaged in certain deceptive practices and violated various laws. Among other things, the suit seeks unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement and injunctive and other equitable relief. We believe that the lawsuit has no merit and we intend to vigorously defend against this litigation.

10.	Bank loan and notes payable

In July 2009, we entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, (“FGI”) pursuant to which we were able to factor our foreign receivables up to $10 million in the aggregate (as amended, the “FGI Agreement”).  Additionally, in July 2009 we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) (as amended, the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all of our domestic receivables up to $10 million in the aggregate.  The SVB Loan Agreement also capped the aggregate debt under both Factoring Loan Agreements to $14 million until May 10, 2010 at which time the $14 million cap was increased to $17.5 million.  Under the Factoring Loan Agreements, we guaranteed our obligations thereunder and pledged substantially all of our assets as security.  As of February 28, 2010, the outstanding loan balances under the Factoring Loan Agreements were $10.4 million in the aggregate.  In order to provide some bridge financing as these new financing arrangements were established, in August 2009 we borrowed $500,000 from our Chief Executive Officer, Ryan M. Petersen, at 7.5% interest per annum.  The loan was repaid in full in September 2010.

In February 2011 we signed an agreement with SVB for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with SVB and FGI. At that time, we also terminated our FGI Agreement. As part of the termination of FGI, a contractual penalty of $170,000 was paid to FGI and is included in the “Interest and financing costs” caption on the statement of operations. The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restriction of cash dividends, negative and affirmative covenants with which we must comply. As of February 28, 2011, we were in compliance with all covenants of the New SVB Agreement. As of February 28, 2011, the outstanding loan balance under the New SVB Agreement was $20.0 million in the aggregate, and the applicable interest rate is prime + 2.0%. The bank’s prime rate was 4.0% at February 28, 2011.

11.	Stockholders’ Equity

The numbers of shares and their prices have been adjusted to reflect a 1-for-2.5 reverse stock split that took place in September 2009.
During the fiscal year ended February 28, 2009, we issued 339,200 shares as part of a capitalization of $200,000 of an acquisition related note in favor of Douglas A. Dodson, and issued approximately 74,000 shares of common stock in connection with the exercise of stock options.

During the year ended February 28, 2010, we issued 60,990 shares of Series A preferred stock at $5.00 per share, which were converted into 62,733 shares of common stock on May 4, 2010.  These shares were issued in reliance on Rule 506 of the Securities Act.  In addition, we issued warrants to purchase up to 140,520 shares of Series A preferred stock at $5.00 per share, which warrants were converted on May 4, 2010 into warrants to purchase 144,541 shares of common stock at $4.86 per share.  Such warrants were issued in reliance on Regulation S of the Securities Act. There were no stock option exercises during the year ended February 28, 2010. During the year ended February 28, 2010, the Board of Directors granted options to purchase an aggregate of 1,630,400 shares of common stock under our stock option plan with the exercise price of $1.28 per share. These options were granted in reliance on Rule 701 of the Securities Act.

In March 2010, we consummated a private placement financing pursuant to which we issued 5,151,662 shares of common stock at $3.00 per share. We received gross proceeds of approximately $15.45 million. In connection with the financing, we entered into a registration rights agreement which required us to file a registration statement with the SEC no later than May 21, 2010, to register 5,151,662 shares of common stock and 2,575,833 shares of common stock issuable upon exercise of certain warrants described below under “Warrants.” The registration statement was filed with the SEC on May 21, 2010, amended on July 2, 2010 and declared effective on July 2, 2010. Also in March 2010, we issued 29,710 shares of common stock in connection with certain services received.

In May 2010, all shares of Series A preferred stock and all warrants to purchase shares of Series A preferred stock were converted into shares of common stock and warrants to purchase shares of common stock, respectively. Under the terms of our certificate of incorporation with respect to Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of our common shares on a public stock exchange, including OTCBB (“Mandatory Conversion”). The trading of our common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010. The number of shares of our common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was determined as follows: If the sixty (60) day per share average closing price of our common stock on such public stock exchange (the “60 Day Average”) is between $3.00 and $5.00, then the Denominator Price will be the 60 Day Average. Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of Series A preferred stock were converted into 62,733 shares of common stock, and warrants to purchase 140,520 shares of Series A preferred stock were converted into warrants to purchase 144,541 shares of common stock at $4.86 per share.

On November 2, 2010, we consummated a private placement financing pursuant to which we issued 7,139,960 shares of common stock at $3.08125 per share.  We received gross proceeds of approximately $22.0 million.  In connection with the financing, we entered into a registration rights agreement which required us to file a registration statement with the SEC no later than December 17, 2010, to register the 7,139,960 shares and 1,784,996 shares of common stock issuable upon exercise of certain warrants, described below under “Warrants.”  The registration statement was filed with the SEC on December 10, 2010, amended on December 22, 2010 and declared effective on January 3, 2011.

On November 15, 2010, we issued 160,000 shares of restricted, unregistered common stock valued at $644,000 in connection with the acquisition of certain intellectual property from Solid Data Systems, Inc. Of this amount issued, 38,000 shares are subject to various escrow provisions for a 3-year period with a potential release of 50% of the shares after 18 months.

On December 9, 2010, we issued 4,210 shares of common stock valued at approximately $20,000 in connection with an engagement letter dated December 9, 2009 by and between OCZ Technology Group, Inc., and Merriman Capital, Inc. for various financial consulting services.

On January 7, 2011, we issued 150,000 shares of common stock valued at $750,000 in connection with a securities purchase agreement between OCZ Technology Group, Inc., and MICSYS Technology Co., Ltd. who is a vendor.

During the fiscal year ended February 28, 2011, we issued 927,915 shares of common stock in connection with the exercise of stock options and 647,075 shares of common stock in connection with the exercise of warrants. During fiscal year ended February 28, 2011, we granted options to purchase an aggregate of 2,678,842 shares of common stock under our stock option plan exercisable at the fair market value per share on the date of grant.

As set forth in more detail in note 17 below, in March 2011, we issued additional shares of common stock in connection with an acquisition and in April 2011, issued additional shares of common stock for a follow-on offering.  In addition, we granted options to purchase shares of common stock under our stock option plan.

The following table summarizes weighted average shares outstanding for each of the three years ended February 28, 2011, for the purpose of computing earnings per share for the respective periods.

	Year Ended	Year Ended	Year Ended
	February 28, 2011	February 28, 2010	February 29, 2009
Shares outstanding, beginning	21,300	21,300	20,865
Weighted-average shares issued	7,400	-	135
Weighted-average shares, basic	28,700	21,300	21,000
Effect of dilutive stock options and warrants	-	-	-
Weighted-average shares, diluted	28,700	21,300	21,000

The diluted weighted-average shares are the same as basic weighted-average shares for the years ended February 28, 2011, February 28, 2010 and February 28, 2009 because potential common shares are only considered when their effect would be dilutive. In the years ended February 28, 2011, February 28, 2010 and February 28, 2009, there were approximately 6,376,000; 1,935,000 and 1,014,000 of potentially dilutive shares, consisting of options and warrants excluded from the net loss per share computations, respectively, because their effect was anti-dilutive.

Stock incentive plan

In December 2004, we adopted a stock incentive plan with 1,800,000 shares of common stock authorized for issuance.  The shares subject to the stock incentive plan was subsequently increased to 5,232,873.  With the additional 2,500,000 shares approved by our stockholders in October 2010, the shares subject to the stock incentive plan increased to 7,732,873. The shares to be purchased are subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine.  The options granted will expire in a term not to exceed 10 years.

The following table summarizes option activity for fiscal years ended February 28, 2011 and February 28, 2010, respectively.

					Weighted
	Shares				Average
	available	Options	Exercise	Total	exercise
	for grant	Outstanding	Price	$	price
Balance at February 28, 2010	1,659,614	2,779,111		$6,122,218	$2.20
New authorized	2,500,000	-	-	-	-
Options granted (weighted average fair value of $1.79)	(2,678,842)	2,678,842	$2.09-$8.59	12,675,796	$4.73
Options exercised	—	(927,915)	—	—	—
Options forfeited	504,982	(504,982)	$1.05-$8.28	(1,320,540)	$2.62

Balance at February 28, 2011	1,985,754	4,025,056		$17,477,474	$4.05

The following table summarizes information about stock options outstanding and exercisable:

	February 28, 2011	February 28, 2010
Exercise price range	$0.40-$8.59	$0.40-$8.53
Shares outstanding	4,025,056	2,779,111
Weighted average exercise price	$4.05	$$2.20
Weighted average contractual life	8.9 years	8.4 years
Shares exercisable	1,038,300	1,287,695
Weighted average exercise price	$3.84	$2.76
Weighted average contractual life	7.3 years	7.5 years

The weighted-average remaining contractual life for all exercisable stock options at February 28, 2011 was 7.3 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at February 28, 2011 was 8.9 years.

Aggregate intrinsic value of options exercisable at February 28, 2011 was $4.1 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $14.7 million at February 28, 2011. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $7.57 as of February 28, 2011, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $4.1 million, zero and zero during the years ended February 28, 2011, February 28, 2010 and February 28, 2009.

On April 20, 2008, options for 301,200 shares with exercise prices ranging from $4.18 to $8.53 were cancelled.  An equivalent number of share options, for non-senior management employees, were then re-granted with a three year vesting period and an exercise price of $1.05 which was the fair market value at the date of grant. Incremental compensation cost of the excess fair value of the replacement awards will be recognized over the three year term.

Warrants

We issued warrant instruments on April 28, 2006, June 12, 2006 and October 12, 2006 to Merchant John East Securities Limited (formerly known as John East & Partners Limited) as part of fee arrangements relating to our initial and follow-on offerings on the London Stock Exchange’s AIM and a previous private placement. During fiscal 2011, a total of 134,175 warrants were exercised in cash for total proceeds of $323,336.

We issued warrant instruments in January and February 2010 to various investors in connection with a lockup agreement. These warrants are convertible into an aggregate of 140,520 shares of Series A preferred stock at the exercise price of $5.00 per share. On May 4, 2010, all of these warrants were converted into warrants to purchase 144,542 shares of common stock with an exercise price of $4.86 per share. None of the newly converted common stock warrants were exercised and they had all expired as of August 31, 2010.

In March 2010, we issued warrants to purchase up to 2,575,833 shares of common stock at $5.25 per share. These warrants are subject to certain anti-dilution adjustments and, as a result of the November 2, 2010 financing, these warrants were subject to a price adjustment calculation which resulted in a new exercise price of $4.87 per share. In connection with the March 2010 financing, we issued to a placement agent a warrant to purchase up to 154,550 shares of common stock at $3.00 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 77,275 shares of common stock at $5.25 per share. The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis.

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities  pursuant to ASC subtopic 815-40,  “Derivatives and hedging-Contracts in Entity’s Own Equity”   (ASC 815-40).  Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair  value of $2,080,758 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was increased to $9,417,000 at February 28, 2011 which resulted in a non-cash expense adjustment of $7,924,000 in the Statement of Operations for the year ended February 28, 2011. We are required to continue to adjust the warrants to fair value through current period operations for each reporting period.

The fair value of the warrants at the issue date of March 23, 2010 was calculated using the Black-Scholes model with the following assumptions: Dividend yield: 0%, Volatility: 47%, Expected life: 5 years, Risk free rate: 2.02%, and a current share price of $3.00. At February 28, 2011 the assumptions were: Dividend yield: 0%, Volatility: 43%, Expected life: 4.06 years, Risk free rate: 2.11%, and a current share price of $7.57.

In connection with the November 2010 financing, we issued warrants to purchase up to an aggregate of 1,784,996 shares of common stock at an exercise price of $5.25 per share.  These warrants will become exercisable on May 3, 2011.

Also in connection with the November 2010 financing, we issued to a placement agent a warrant to purchase up to 214,198 shares of common stock at an exercise price of $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares of common stock at an exercise price of $5.25 per share.  The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on November 2, 2015 and may be exercised by the holders on a cashless basis.

In December 2010, we issued warrant instruments in connection with certain service agreements.  These warrants are exercisable into an aggregate of 27,000 shares of common stock at an exercise price of $4.02 per share and expire between November 12, 2011 and May 12, 2012.  The warrants have been issued in reliance on the exemptions provided by Section 4(2) of the Securities Act.

In January 2011, we issued a warrant to a vendor in connection with a securities purchase agreement. The warrant is exercisable into an aggregate of 25,000 shares of common stock at an exercise price of $5.00 per share and expires between January 7, 2011 and January 6, 2012.

The following table summarizes warrant activity for fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009, respectively.

					Weighted
					average
	Number	Exercise		Total	exercise
	of shares	price		dollar value	price
Balance at February 28, 2009	134,175		$2.25-$3.90	$379,523	$2.83
Warrants granted—Series A	140,520		$5.00	702,600	$5.00
Balance at February 28, 2010	274,695		$2.25-$5.00	$1,082,123	$3.93
Warrants granted	4,912,401		$3.00-$5.25	23,953,126	$4.88
Additional warrants--Series A conversion	4,022		$4.86	19,547	$4.86
Warrants exercised for cash	(326,108)	$	$ 1.88 - $ 4.87	(980,163)	$3.01
Warrants exercised on cashless basis	(330,864)	$	$ 3.08 - $ 4.87	(1,228,166)	$3.71
Exchange rate differences	-			(56,187)
Warrants expired unexercised	(144,542)		$4.86	(722,147)	$5.00
Balance at February 28, 2011	4,389,604		$3.00-$5.25	$22,068,133	$5.03

12.	Employee savings and retirement plan

We maintain a 401(k) plan, known as the “OCZ Pension Plan.”  Eligibility to participate in the plan is subject to certain minimum service requirements.  Employees may voluntarily contribute up to $16,500 per annum (or $22,000 for individuals over 50 years of age); being the IRS maximum and at our discretion, we may make matching contributions as determined by the Board in a resolution on or before the end of the fiscal year.  Any contributions we make are immediately 100% vested.  We did not make any contributions during the fiscal years ended February 28, 2011, February 28, 2010 or February 28, 2009.

13.	Income taxes

Income/(loss) before income tax expense/(benefit) consists of the following:

	February 28,	February 28,	February 28,
	2011	2010	2009
	(in thousands)
Domestic	$(28,712)	$(12,826)	$(11,091)

International	(454)	(709)	(572)

	$(29,166)	$(13,535)	$(11,663)

The primary components of deferred income tax assets and liabilities are as follows:

	February 28,	February 28,
	2011	2010
	(In thousands)
Intangible assets	$218	$162

Accrued liabilities and allowances	4,452	3,595

Stock based compensation	-	203

Foreign tax credit	84	-

Net operating loss carry forwards	13,162	6,339

State deferred tax effect on federal	(410)	(474)

Gross deferred tax assets	17,506	9,825

Valuation allowance	(17,506)	(8,989)

Net deferred tax assets	$-	$836

Reported as:
Current deferred tax assets	$-	$836
Non-current deferred tax assets	-	-
Net deferred tax assets	$-	$836

The provision (benefit) for income taxes consists of the following:

	February 28, 2011	February 28, 2010	February 28, 2009
	(In thousands)
Deferred:
Federal provision	$713	$-	$-
State provision	123	-	-
Current:
Foreign provision (benefit)	25	(1)	61
	$861	$(1)	$61

The fiscal year ended February 28, 2011 provision includes $836,000 related to an increase in the valuation allowance for federal and state deferred tax assets. As of fiscal year ended February 28, 2011, we have approximately $36 million and $10.6 million for Federal and California State, respectively, of net operating loss carry-forwards available to offset future taxable income. Any unused Federal carry forwards will expire between 2027 and 2032 and any unused California State carry-forwards will expire between 2019 and 2022.

The effective income tax rate differs from the statutory federal income tax rate as shown in the following table:

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
	(%)	(%)	(%)
Statutory federal income tax/(benefit) rate	(34.0)	(34.0)	(34.0)
State taxes, net of federal tax benefit	(5.8)	(5.8)	(5.8)
Valuation allowances	42.5	39.8	39.8
Foreign tax differential	0.3	-	0.5
Effective tax rate	3.0%	-%	0.5%

14.	Segment and geographic information

We operate in a single industry segment with three product groups comprised of SSD storage, memory processing, and power supplies/other. Certain prior year line item category descriptions and balances have been reclassified to conform to the current year presentation. The overall totals remained the same.

The following table sets forth the revenues for each of our product groups for the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009:

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
	(In thousands)
SSD	$133,202	$43,510	$12,333
Memory	35,854	71,515	99,143
Power supplies/other	21,060	28,934	44,506
Total	$190,116	$143,959	$155,982

Our revenues by major geographic area (based on destination) were as follows:

	Year Ended
	February 28, 2011	February 28, 2010	February 28, 2009
	(In thousands)
United States	$67,492	$62,489	$60,428
Canada	9,804	7,667	10,508
Europe/Middle East/Africa	91,274	56,535	74,699
Rest of World	21,546	17,268	10,347
Total	$190,116	$143,959	$155,982

Property, plant and equipment, net as of February 28, 2011 was primarily located in the United States ($474,527) and Taiwan ($2,560,095). Property, plant and equipment, net as of February 28, 2011 was primarily located in the United States ($598,584) and Taiwan ($2,016,305).

Sales to German customers represented approximately 17%, 9% and 13% for the fiscal years ended February 28, 2011, February 28, 2010 and February 28, 2009. During the fiscal years ended February 28, 2011, February 28, 2010 and February 29, 2009, sales to Newegg.com represented 17%, 19% and 19%, respectively of net revenues. As of February 28, 2011, Newegg.com represented 14% of net accounts receivable.

15.	Accounts receivable allowances

The following table summarizes information about the allowances for accounts receivable:

(In thousands)	Beginning Balance of Doubtful Accounts	Additions Charged to Expense or Other Accounts	Write-offs		Ending Balance of Doubtful Accounts	Ending Balance of Other Allowances	Total Allowances for Accounts Receivable
Year ended February 28, 2009	$262	$1,410	$(635))		$1,037	$1,242	$2,279
Year ended February 28, 2010	$1,037	$644	(35	) )	$1,646	$1,207	$2,853
Year ended February 28, 2011	$1,646	$1,260	$(1,436))		$1,470	$1,411	$2,881

The Other Allowances category includes accruals for sales returns and contractual sales credits which are to be deducted from customer payments. Other Allowances are treated as reductions of revenue.

16.	Supplementary Financial Information – Quarterly Financial Data (unaudited)

The following table sets forth quarterly consolidated information:

	Year Ended February 28, 2011				Year Ended February 28, 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	Feb 28	Nov 30	Aug 31	May 31	Feb 28	Nov 30	Aug 31	May 31
Net revenues	$64,566	$53,222	$38,045	$34,283	$32,369	$38,024	$37,795	$35,771

Gross profit	10,709	7,661	1,620	4,164	2,243	6,457	6,261	3,695

Operating loss	(454)	(4,574)	(8,568)	(3,404)	(5,995)	(1,050)	(1,301)	(4,200)

Loss per share – basic	$(0.27)	$(0.29)	$(0.29)	$(0.19)	$(0.31)	$(0.05)	$(0.08)	$(0.20)

Loss per share - diluted	$(0.27)	$(0.29)	$(0.29)	$(0.19)	$(0.31)	$(0.05)	$(0.08)	$(0.20)

17.	Subsequent Events

In March 2011, we issued 4,160,630 shares of common stock with a total value of approximately $32 million in connection with the acquisition of all the voting shares of Indilinx Co., Ltd.  Headquartered in South Korea, Indilinx is a privately-held fabless provider of flash controller semiconductors and firmware for SSDs.  Indilinx is also a supplier to OCZ. Pursuant to the share purchase agreement, we acquired approximately 20 patents and patent applications.  With the acquisition, approximately 45 employees will join OCZ.  We are in the process of obtaining a valuation of the assets acquired and liabilities assumed in the business acquisition.  We expect that a substantial portion of the total purchase price will be attributable to intellectual property and other intangible assets.

In April 2011, we consummated a follow-on offering pursuant to which we issued 11,730,000 shares of common stock at $8.50 per share.  We received approximately $94 million in net proceeds from the offering, which includes the over-allotment option being exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the offering for general corporate purposes. A shelf registration statement relating to the offering of the common stock was filed with the U.S. Securities and Exchange Commission on March 4, 2011.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Changes in Registrant’s Certifying Accountant.  Effective April 5, 2010, our Audit Committee appointed Crowe Horwath LLP (“Crowe Horwath”), based in the United States, as our independent registered public accounting firm.  Crowe Horwath replaced Crowe Clark Whitehill LLP (“Crowe Clark Whitehill”) based in the United Kingdom, as our auditors.  Both Crowe Horwath and Crowe Clark Whitehill are members of Crowe Horwath International, an organization of independent accounting and management consulting firms.

The reports of Crowe Clark Whitehill on OCZ’s consolidated financial statements for the fiscal year ended February 28, 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended February 28, 2009 and the subsequent interim periods thereto, there were no disagreements with Crowe  Clark Whitehill on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Crowe  Clark Whitehill, would have caused Crowe  Clark Whitehill to make reference to the subject matter of the disagreements in connection with its report for such fiscal year or interim periods; and there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended February 28, 2009 and through the date hereof, neither we, and nor anyone acting on our behalf has consulted Crowe Horwath on any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9a.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, (the “ Exchange Act ”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of our fiscal year ended February 28, 2011.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm because such a reports are not required of a smaller reporting company.

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

Name	Age	Position(s)	Director/Officer Since
Ryan M. Petersen	36	Chief Executive Officer and Director	2002
Arthur F. Knapp, Jr.	62	Chief Financial Officer	2010
Alex Mei	35	Executive Vice President, Chief Marketing Officer	2004
Richard Singh	50	Chief Sales Officer	2010
Adam J. Epstein	45	Director	2010
Richard L. Hunter	58	Director	2010
Russell J. Knittel	60	Director	2010
Ralph Schmitt	51	Director	2011

Ryan M. Petersen has served as Chief Executive Officer and a member of our Board since founding OCZ in 2002.  Mr. Petersen is the inventor or co-inventor of much of our proprietary technology.  Just as OCZ’s corporate evolution from cottage memory overclocking to enterprise class solid state drives has been atypical, Mr. Petersen’s path from an aspiring musician and youthful indiscretions to a storage technology pioneer has been similarly unique. He started as an employee at Micron Technology, Inc., and thereafter became an entrepreneur and self-taught innovator in the field of semiconductor enhancement. Mr. Petersen is an active member of JEDEC, the technical standards body.  Our Board has concluded that Mr. Petersen should serve as a director based on his experience and insight as one of our founders and as our Chief Executive Officer.

Arthur F. Knapp, Jr. has served as Chief Financial Officer since December 2010. He also served as our Chief Financial Officer from November 2005 to March 2009, served as our Vice President of Finance from March 2009 to October 2010 and served as our Interim Chief Financial Officer from October 2010 to December 2010. Mr. Knapp previously served as Chief Financial Officer at publicly-held high-tech companies such as Duquesne Systems, Inc., LEGENT Corporation, Boole & Babbage inc., and Calico Commerce, Inc. Mr. Knapp also spent 10 years in public accounting, and is a CPA/CMA. Mr. Knapp holds a B.S. in Accounting from Penn State University.

Alex Mei has served as our Executive Vice President and Chief Marketing Officer since February 2006 responsible for our branding, product launches, channel support, and public relations. From October 2004 to February 2006, Mr. Mei served as our Senior Vice President of Marketing. Mr. Mei also served as one of our directors from April 2007 to July 2009. From 1999 to 2003, Mr. Mei served as Global Marketing Manager of First International Computer Inc. Mr. Mei holds a B.S. in Marketing Management from California Polytechnic State University, San Luis Obispo.

Richard Singh has served as our Chief Sales Officer since March 2011. He served as our Senior Vice President of Worldwide Sales from July 2010 to February 2011. Mr. Singh previously served as the Senior Vice President of Worldwide Sales at OCZ from April 2005 through December 2007. Mr. Singh extensive sales background includes storage related companies such as Samsung’s storage division, Toshiba Disk Products Division and Seagate Technology. Mr. Singh has also held sales management positions in other technology companies, including Corsair Memory Inc. and On-Stream Data. He attended USC’s School of Film and graduated from California State University, Chico in 1984 with a B.S. in Business.

Outside Directors

Adam J. Epstein is the founding principal of Third Creek Advisors, LLC (“TCA”), which acts as a special advisor to boards of small-cap companies in connection with corporate finance. He has been with TCA since January 2010. From 2003 to 2009, Mr. Epstein was a co-founder and principal at Enable Capital Management, LLC, an investment firm that provides growth financing to publicly-traded companies. Mr. Epstein previously held managerial roles with Enable Capital, LLC, Surge Components, Inc., MailEncrypt, Inc., Tickets.com, Inc., and Achilles’ Wheels, Inc. Mr. Epstein started his career as an attorney at the law firm of Brobeck, Phleger & Harrison. Mr. Epstein served as the Chief Executive Officer of Superus Holdings, Inc., a private company formed for the purpose of merging other entities therein (“Superus”). The contemplated mergers were never effectuated, and Superus filed for bankruptcy within 12 months after Mr. Epstein resigned as the Chief Executive Officer. He received a bachelor’s degree, cum laude, from Vassar College, and a J.D. from Boston University.

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

Russell J. Knittel has served as Executive Vice President of Synaptics, Inc. since July 2007 and Chief Financial Officer, Secretary, and Treasurer from November 2001 until September 2009. Mr. Knittel also served as Senior Vice President from November 2001 until July 2007 and as the Vice President of Administration and Finance, Chief Financial Officer, and Secretary from April 2000 through October 2001. Synaptics, based in Santa Clara, California, is a leading worldwide developer and supplier of custom designed human interface solutions that enable people to interact more easily and intuitively with a wide range of mobile computing, communications, entertainment, and other electronic devices. Synaptics stock is publicly-traded on the Nasdaq Global Select Market. Since June 2009, Mr. Knittel has also served on the board of MarineMax, Inc. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University and an MBA from San Jose State University.

Ralph Schmitt has served as president and CEO of PLX Technology, Inc., a global provider of semiconductor-based connectivity solutions primarily targeting the enterprise and consumer markets since 2008. He has also chaired the GSA Emerging Company Council since 2010. During 2008, he consulted with a variety of venture capitalists, and acted as CEO of Legend Silicon, a privately funded Chinese terrestrial digital TV semiconductor company. From 2005 through 2007, Schmitt was CEO of Sipex, an analog semiconductor company that merged with Exar in 2007, where he was appointed CEO. From 1999 to 2005, Schmitt was executive vice president of Sales, Marketing, and Business Development for Cypress Semiconductor where he led sales growth to more than $1 billion while also overseeing the acquisition and integration of numerous companies. Schmitt has served on the boards at Cypress subsidiaries and other privately held semiconductor and systems companies. Schmitt holds a BSEE from Rutgers University.

None of our directors, nominees for director or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacity as such.

The Board has determined that each of Messrs. Epstein, Hunter, Knittel, and Schmitt is independent with the meaning of the rules and regulations of The NASDAQ Capital Market.

Composition of the Board of Directors

The size of our Board is set at five directors, and our Board is currently comprised of five directors.  Our certificate of incorporation and bylaws provide that the number of directors will be fixed from time to time by resolution of the Board.  All directors will hold office until the expiration of the term of which elected and until their respective successors are elected, except in the case of death, resignation or removal of any director.

Our Board is divided into three classes with staggered three-year terms.  At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

The name, term and position on committees of our Board, if any, are as follows:

Director	Term Expires at the Annual Meeting of Stockholders in:	Audit Committee	Compensation Committee	Nominating and Governance Committee
Adam J. Epstein	2013	Member	Member	Chairman

Richard L. Hunter	2011	Member	Chairman	Member

Russell J. Knittel	2012	Chairman	Member	Member

Ryan M. Petersen	2013

Ralph Schmitt	2011	Member	Member	Member

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

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process and assists the Board in monitoring our financial systems and our legal regulatory compliance.  Our Audit Committee will also:

●	oversee the work of our independent auditors;

●	approve the hiring, discharging and compensation of our independent auditors;

●	review the qualifications and independence of our independent auditors; monitor the rotation of partners of the independent auditors on our engagement team as required by law;

●	review our financial statements and review our critical accounting policies and estimates;

●	review the adequacy and effectiveness of our internal control policies and procedures;

●	review and discuss with management and the independent auditors the results of our annual audits, our quarterly financial statements and our publicly filed reports; and

●	prepare our Audit Committee report if required by any government agency.

Currently, Messrs. Epstein, Hunter and Schmitt serve as members of our Audit Committee, with Russell J. Knittel serving as Chairman of the Audit Committee.  The composition of our Audit Committee meets the requirements for at least three members of each of which is independent, as required by The NASDAQ Capital Market corporate governance requirements and the rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our officers and directors, administers our stock option and benefit plans and reviews general policy relating to compensation and benefits.  Duties of the Compensation Committee include:

●
reviewing and approving compensation of our executive officers, including their annual base salary, annual incentive bonuses, equity compensation, employment agreements, severance and change in control arrangements, and any other benefits, compensations or arrangements;

●	reviewing and approving corporate goals and objectives relevant to compensation of the chief executive officer and other executive officers;

●	evaluating the performance of the chief executive officer and other executive officers in light of those goals and objectives;

●	setting compensation of the chief executive officer and other executive officers;

●	administering the issuance of stock options and other awards to executive officers and directors under our stock plan;

●	reviewing and evaluating, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter; and

●	preparing the Compensation Committee report if required by any government agency.

Currently, Messrs. Epstein, Knittel and Schmitt serve as members of our Compensation Committee, with Mr. Hunter serving as Chairman of the Compensation Committee.  Our Board has concluded that each of the members of our Compensation Committee is independent as defined in the rules and regulations of The NASDAQ Capital Market.

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

●
evaluate and select, or recommend to the Board, nominees for each election of directors, except that if we are at any time legally required by contract or otherwise to provide any third party with the ability to nominate a director, the Committee need not evaluate or propose such nomination, unless required by contract or requested by the Board;

●	determine criteria for selecting new directors, including desired board skills and attributes, and identify and actively seek individuals qualified to become directors;

●	consider any nominations of director candidates validly made by our stockholders;

●	review and make recommendations to the Board concerning qualifications, appointment and removal of committee members;

●	review and make recommendations to the Board concerning Board and committee compensation;

●	develop, recommend for Board approval, and review on an ongoing basis the adequacy of, the corporate governance principles applicable to us;

●
in consultation with the Audit Committee, consider and present to the Board for adoption a Code of Conduct and Business Ethics applicable to all employees, officers and directors, which meets the requirements of Item 406 of the SEC’s Regulation S-K, and provide for and review prompt disclosure to the public of any change in, or waiver of, such Code of Conduct;

●	review, at least annually, our compliance with The NASDAQ Capital Market corporate governance listing requirements, and report to the Board regarding the same;

●	assist the Board in developing criteria for the evaluation of Board and committee performance;

●	evaluate the Committee’s own performance on an annual basis;

●	if requested by the Board, assist the Board in its evaluation of the performance of the Board and each committee of the Board;

●	review and recommend to the Board changes to our bylaws as needed;

●	develop orientation materials for new directors and corporate governance-related continuing education for all Board members; and

●	make reports to the Board regarding the foregoing as appropriate.

Currently, Messrs. Hunter, Knittel and Schmitt serve as members of our Nominating and Governance Committee, with Mr. Epstein serving as Chairman of our Nominating and Governance Committee.  Our Board has concluded that each of the members of  our Nominating and Governance Committee is independent as defined in the rules and regulations of The NASDAQ Capital Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC.  These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.  Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended February 28, 2011.

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

Item 11. Executive Compensation

This section of the report discusses the principles underlying our policies and decisions with respect to the compensation that are paid or awarded to, or earned by, or paid to our “Named Executive Officers,” who consist of our principal executive officer, principal financial officer, and the three other most highly compensated executive officers.  For our fiscal year ended February 28, 2011, our Named Executive Officers are:

•	Ryan M. Petersen, President and Chief Executive Officer

•	Arthur F. Knapp, Jr., Chief Financial Officer(1)

•	Alex Mei, Chief Marketing Officer

•	Richard Singh, Senior Vice President of Worldwide Sales(2)

•	Kerry T. Smith, Former Chief Financial Officer(3)

•	Justin Shong, Former Senior Vice President of Global Sales(4)

(1).
Mr. Knapp resigned as our Chief Financial Officer in March 2009. From March 2009 to October 6, 2010, Mr. Knapp served as our Vice President of Finance.  Effective October 6, 2010, Mr. Knapp was appointed Interim Chief Financial Officer and was subsequently appointed as our Chief Financial Officer in December 2010.

(2).	Mr. Singh was appointed as our Senior Vice President of Worldwide Sales effective July 1, 2010. In March 2011, Mr. Singh was appointed as our Chief Sales Officer.

(3).
Mr. Smith became our Chief Financial Officer in March 2009.  From January 1, 2009 to March 2009, Mr. Smith was our Executive Vice President and General Counsel. Effective October 6, 2010, Mr. Smith resigned as our Chief Financial Officer and director.

(4).	Mr. Shong resigned as our Senior Vice President of Global Sales effective June 30, 2010.

Summary Compensation Table

The following table summarizes the compensation paid to our Named Executive Officers for services rendered in all capacities to us during the fiscal years ended February 28, 2010 and February 28, 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Ryan M. Petersen	Feb. 28, 2010	$325,000	-	-	-	-	$-		$325,000
Chief Executive Officer	Feb. 28, 2011	$400,000	-	-	-	-	$-		$400,00

Arthur F. Knapp, Jr.(3)	Feb. 28, 2010	$92,542	-	-	-	-	15,719		108,321
Chief Financial Officer	Feb. 28, 2011	$228,494	-	-	$507,116	-	$-		735,610

Alex Mei	Feb. 28, 2010	$205,000	-	-	$43,582	-	$-		$248,582
Chief Marketing Officer	Feb. 28, 2011	$263,333	-	-	$226,275	-	$-		$489,608

Richard Singh(4)	Feb. 28, 2010	-	-	-	-	-	-		-
Sr. VP. of Worldwide Sales	Feb. 28, 2011	$113,333	$132,664	-	$327,806	-	$-		$573,803

Kerry T. Smith(5)	Feb. 28, 2010	$400,000	-	-	121,060	-	$-		$521,060
Chief Financial Officer	Feb. 28, 2011	$266,667	$77,500	-	-	-	$194,510	(6)	$538,677

Justin Shong(7)	Feb. 28, 2010	$165,000	$79,172	-	$24,212	-	$7,140	(8)	$275,524
Sr. VP of Global Sales	Feb. 28, 2011	$55,000	$31,846	-	-	-	$55,369	(8)	$142,215

(1).
From time to time, the Board will review quarterly results and, based on those results, will determine whether employees are entitled to receive bonuses.  Historically, the Board has not set pre-established targets for bonuses.

(2).
An Option award values reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASB ASC topic 718).  See Stock Based Compensation in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(3).
Mr. Knapp resigned as our Chief Financial Officer in March 2009. From March 2009 to October 6, 2010, Mr. Knapp served as our Vice President of Finance. Mr. Knapp was compensated $76,875 as a consultant in fiscal 2010. Effective October 6, 2010, Mr. Knapp was appointed Interim Chief Financial Officer and was subsequently appointed as our Chief Financial Officer in December 2010.

(4).	Mr. Singh was appointed as our Senior Vice President of Worldwide Sales effective July 1, 2010. In March 2011, Mr. Singh was appointed as our Chief Sales Officer.

(5).
Mr. Smith joined us as our Senior Vice President and General Counsel on January 1, 2009 at a base salary of $400,000 with a guaranteed bonus of $100,000 and an additional bonus of $120,000 worth of fully vested common stock.  In March 2009, Mr. Smith became our Chief Financial Officer.  Mr. Smith agreed to take an option for 200,000 fully vested shares in lieu of receiving a bonus of $120,000.  Effective October 6, 2010, Mr. Smith resigned from his director and officer positions of OCZ.

(6).
Includes paid time off cash-out of $33,847, severance bonus of $31,250, certain severance benefits of $125,000, COBRA payments of $4,413 that Mr. Smith received as part of his severance. The table reflects severance payments paid in fiscal year ended February 28, 2011. Mr. Smith’s total severance payment was $250,000, which was paid in installments from November 2010 to May 2011.

(7).	Mr. Shong resigned as our Senior Vice President of Global Sales effective June 30, 2010.

(8).	Includes paid time off of $7,140 in fiscal 2010 and $19,042 in fiscal 2011, COBRA payments of $8,827 in fiscal 2011 and severance of $27,500 in fiscal 2011.

Outstanding Equity Awards for our fiscal year ended February 28, 2011

We have granted and plan to continue to grant options to purchase our common stock to executive officers, employees and other service providers.  The following table provides information concerning options outstanding as the fiscal year ended February 28, 2011 to our Named Executive Officers:

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date
Ryan M. Petersen	-	-	-	-	-
Chief Executive Officer

Arthur F. Knapp, Jr.(2)	5,555	44,445	-	$2.83	10/6/2020
Chief Financial Officer	11,111	188,889		4.45	12/14/2020
	-	40,000		8.10	2/5/2021

Alex Mei	18,500	-	-	$0.625	10/19/2014
Chief Marketing Officer	66,000	-		3.00	6/14/2016
	123,750	8,250		8.275	6/1/2017
	34,000	38,000		1.275	9/17/2019
	-	75,000		8.10	2/5/2021

Richard Singh(3)	-	100,000		$2.09	7/2/2020
Chief Sales Officer	8,333	141,666		$4.45	12/14/2020

Kerry T. Smith(4)	-	-	-	-	-
Former Chief Financial Officer

Justin Shong(5)	-	-	-	-	-
Former Sr. VP of Global Sales

(1)
Unless otherwise noted, all option grants are immediately exercisable, subject to our right to repurchase shares upon termination of employment or other service which right lapses in accordance with the vesting schedule of the option.

(2)
Mr. Knapp resigned as our Chief Financial Officer in March 2009. From March 2009 to October 6, 2010, Mr. Knapp served as our Vice President of Finance.  Effective October 6, 2010, Mr. Knapp was appointed Interim Chief Financial Officer and was subsequently appointed as our Chief Financial Officer in December 2010.

(3)	Mr. Singh was appointed as our Senior Vice President of Worldwide Sales effective July 1, 2010.

(4)	Mr. Smith resigned as our Chief Financial Officer and director effective October 6, 2010.

(5)	Mr. Shong resigned as our Senior Vice President of Global Sales effective June 30, 2010.

Option Exercises and Stock Vested

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Alex Mei	31,500	198,069
Kerry T. Smith	200,000	1,172,200
Justin Shong	61,666	21,583

(1)	The value is equal to the fair market value of the stock less the price paid for each share of stock.

None of our Named Executive Officers exercised any options to purchase shares of common stock or acquired any shares of common stock on vesting of restricted stock during our fiscal year ended February 28, 2009 or February, 2010.

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

We have entered into executive employment agreements with each of our Named Executive Officers.  The executive employment agreements contain the executive officers’ initial base salaries, which may have since been increased by the Board, bonus opportunities, certain stock option grants and other employee benefits.  Each of our executive officers is an at-will employee.  The base salaries of each of the Named Executive Officers are reflected in the Summary Compensation Table above for fiscal year ended February 28, 2011.

Employment Agreement with Ryan M. Petersen

Mr. Petersen has signed an executive employment agreement which provides for at-will employment, salary, stock options and right to participate in our employee benefit plans.

Employment Agreement with Kerry T. Smith

Mr. Smith was subject to an executive employment agreement that provides for at-will employment. We have agreed to pay Mr. Smith severance of 6 months of base salary plus one half of his annual bonus and cause all of his unvested shares and options to become fully vested if he is terminated without cause or he leaves for good reason, provided that he signs a general release of all claims in our favor. On October 6, 2010 Mr. Smith resigned as our Chief Financial Officer, Corporate Secretary and Director and we paid him a total of $250,000in severance benefits. Additionally, we agreed in Mr. Smith’s executive employment agreement to pay him if there is a change of control in the first year of his employment an amount equal to 6 months of base salary plus one half of his annual bonus as well as cause all of his unvested shares or options to become fully vested. Currently, Mr. Smith has no unvested shares or options.

Employment Agreement with Alex Mei

Mr. Mei is subject to an executive employment agreement that provides for at-will employment.  We have agreed to pay severance of 3 months of base salary if he is terminated without cause, provided that he signs a general release of all claims in our favor.

Employment Agreement with Justin Shong

Mr. Shong was subject to an executive employment agreement that provided for at-will employment. We agreed to pay Mr. Shong 3 months of salary if we terminated without cause his employment after the first anniversary but prior to the second anniversary of his employment. All of his option shares would have been fully vested if there were a change of control and after which Mr. Shong would have terminated his employment because of a material reduction in duties or his employment would have been terminated within one year of such change of control other than for cause. Mr. Shong resigned as our Senior Vice President of Global Sales on June 30, 2010 and we entered into a Confidential Resignation and General Release Agreement with Mr. Shong.

Employment Agreement with Richard Singh

Mr. Singh is subject to an executive employment agreement that provides for at-will employment.  We have agreed to pay Mr. Singh severance of 4 months of base salary if he is terminated without cause, provided that he signs a general release of all claims in our favor.

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

Severance Terms and Change of Control Provisions

Mr. Smith was subject to an executive employment agreement in which we agreed to pay severance of 6 months of base salary plus one half of his annual bonus and cause all his unvested shares and options to become fully vested if he is terminated without cause or he leaves for good reason, provided that he signs a general release of all claims in our favor.  On October 6, 2010 Mr. Smith resigned as our Chief Financial Officer, Corporate Secretary and Director and we paid Mr. Smith a total of $250,000 in severance benefits.  Additionally, we have agreed in Mr. Smith’s executive employment agreement to pay him if there is a change of control in the first year of his employment an amount equal to 6 months of base salary plus one half of his annual bonus as well as cause all of his unvested shares or options to become fully vested. Currently, Mr. Smith has no unvested shares or options.

Mr. Mei is subject to an executive employment agreement in which we have agreed to pay severance of 3 months of base salary if he is terminated without cause, provided that he signs a general release of all claims in our favor.

Mr. Shong was subject to an executive employment agreement that provided for at-will employment. We agreed to pay Mr. Shong 3 months of salary if we terminated without cause his employment after the first anniversary but prior to the second anniversary of his employment. All of his option shares would have been fully vested if there were a change of control and after which Mr. Shong would have terminated his employment because of a material reduction in duties or his employment would have been terminated within one year of such change of control other than for cause. Mr. Shong resigned as our Senior Vice President of Global Sales on June 30, 2010 and we entered into a Confidential Resignation and General Release Agreement with Mr. Shong.

In connection with Mr. Knapp’s resignation from his position as our Chief Financial Officer, in lieu of any severance payment, we entered into a Confidential Resignation and Consulting Agreement and General Release of Claims with Mr. Knapp, dated March 13, 2009.  Under this agreement, Mr. Knapp provided consulting services to us as an independent contractor for up to 30 hours per week.  In exchange, Mr. Knapp received an amount equal to his base salary starting from March 31, 2009 to June 30, 2009, but without receiving any fringe benefits or participating in any benefit plans, other than health insurance.  Mr. Knapp was also responsible for providing, at his own expense and in his own name, disability, liability, workers’ compensation and other business insurance as appropriate or required by law.  In August 2009, Mr. Knapp was subsequently re-hired as a regular employee, and in December 2010, Mr. Knapp was appointed as our Chief Financial Officer.

401(k) Defined Contribution Deferred Income Qualified Retirement Plan

We have a tax-qualified employee savings and retirement plan, or 401(k) plan which generally covers our employees.  The plan is intended to qualify under Sections 401(a), 401(k) and 401(m) of the IRC so that contributions, and income earned thereon, are not taxable to employees until withdrawn from the plan.  Under the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($16,500 in calendar year 2011) and have the amount of the reduction contributed to the plan.  The plan also permits, but does not require, us to make matching contributions and profit-sharing contributions to the plan on behalf of participants.  In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan provided that such employees are age 50 or older ($5,500 in calendar year 2011).  As a tax-qualified plan, we generally deduct contributions to the 401(k) plan when made, and such contributions are not taxable to participants until distributed from the plan.  Pursuant to the terms of the plan, participants may direct the trustees to invest their accounts in selected investment options.

2004 Stock Incentive Plan

In December 2004, our Board adopted and our stockholders approved the Stock Incentive Plan.

Purpose.  The purpose of the Stock Incentive Plan is to offer selected providers the opportunity to acquire equity in OCZ through awards of options over common stock (which may constitute incentive stock options (an “ ISO ”) or non-statutory stock options (an “ NSO ”)) and the award or sale of common stock.  ISOs have a more favorable tax treatment under U.S. law for the optionee.  The award of options and the award or sale of common stock under the Stock Incentive Plan is intended to be exempt from the securities qualification requirements of the California Corporations Code.

Shares Subject to the Stock Incentive Plan.  Subject to any additional common stock or adjustment, the aggregate number of shares of common stock which may be issued under the Stock Incentive Plan shall not exceed 7,732,873 shares.  The number of shares of common stock which are subject to options or other rights outstanding at any time shall not exceed the number of shares of common stock which then remain available for issue under the Stock Incentive Plan.  In the event that any outstanding option or other right expires or is cancelled for any reason, the shares of common stock allocable to the unexercised portion of such option or other rights shall remain available for issuance pursuant to the Stock Incentive Plan.  If we reacquire a share of common stock previously issued under the Stock Incentive Plan pursuant to a forfeiture provision, a right of repurchase or a right of first refusal, then such share shall again become available for issuance under the Stock Incentive Plan.

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

The following table sets forth information concerning compensation paid or accrued for services rendered to us by our non-employee directors for the fiscal year ended February 28, 2011.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Adam J. Epstein	29,554	-	336,112	-	-	-	365,666
Richard L. Hunter	27,929	-	336,112	-	-	-	364,041
Russell J. Knittel	16,098	-	274,512	-	-	-	290,610

(1)
See the Summary Compensation Table for disclosure related to Ryan M. Petersen, who is our Chief Executive Officer, and Kerry T. Smith who was our Chief Financial Officer.  Messrs. Petersen and Smith, as employee directors, did not receive any additional compensation for their services as members of our Board.

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

The following table contains information as of May 5, 2011 as to the number of shares of our common stock beneficially owned by (i) each person we know to own beneficially more than 5% of our common stock, (ii) each person who is a director, (iii) the executive officers for whom information is included in the Summary Compensation Table and (iv) all persons as a group who are directors and executive officers and as to the percentage of outstanding shares held by these persons on that date.    As of May 5, 2011, we had 51,382,632 shares of our common stock were issued and outstanding.  Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Unless otherwise indicated, all persons named below can be reached at OCZ Technology Group, Inc., 6373 San Ignacio Avenue, San Jose, California 95119.

Name and Address	Number of Shares (1)	Percent(2)
Ryan M. Petersen(3)	2,999,998	5.84%
Alex Mei(4)	363,500	*
Arthur F. Knapp(5)	712,117	1.38
Richard Singh(6)	251,500	*
Adam J. Epstein(7)	257,612	*
Richard L. Hunter(8)	172,614	*
Russell J. Knittel(9)	172,614	*
Ralph Schmitt(10)	75,000	*
Directors and executive officers as a group (8 persons)(11)	5,004,955	9.46

*	Represents less than 1% of the issued and outstanding shares of our common stock as of May 5, 2011.

(1)
Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of their options. Except as otherwise noted, options granted under our Stock Incentive Plan are immediately exercisable, subject to our right to repurchase unvested shares upon termination of employment or other service at a price equal to the option exercise price.

(2)
Calculated on the basis of 51,382,632 shares of common stock outstanding as of May 5, 2011, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after the date of this filing are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(3)	All of the shares are held by the Petersen Family Trust. Mr. Petersen, as trustee of this trust, has voting and dispositive power over these securities.

(4)	Includes 363,500 shares subject to immediately exercisable options, of which 268,916 shares will be vested within 60 days of May 5, 2011.

(5)	Includes 290,000 shares subject to immediately exercisable options, of which 50,000 shares will be vested within 60 days of May 5, 2011.

(6)	Includes 250,000 shares subject to immediately exercisable options, of which 50,000 will be vested within 60 days of May 5, 2011.

(7)
Includes (i) immediately exercisable warrants to purchase 16,666 shares of our common stock, and (ii) 182,614 shares subject to immediately exercisable options, of which 68,926 shares will be vested within 60 days of May 5, 2011.

(8)	Includes 172,614 shares subject to immediately exercisable options, of which 58,926 shares will be vested within 60 days of May 5, 2011.

(9)	Includes 172,614 shares subject to immediately exercisable options, of which 49,760 shares will be vested within 60 days of May 5, 2011.

(10)	Includes 75,000 shares subject to immediately exercisable options, of which 4,166 shares will be vested within 60 days of May 5, 2011.

(11)
See notes 3 through 10. Includes 1,523,008 shares subject to options and warrants that are currently exercisable or will become exercisable within 60 days of May 5, 2011 that are beneficially owned by current executive officers and directors.

Equity Compensation Plan Information

In December 2004, our Board adopted and our stockholders approved a stock incentive plan with 1,800,000 shares of common stock authorized for issuance (the “Stock Incentive Plan”).  The shares subject to the Stock Incentive Plan was subsequently increased to 5,232,873. With the additional 2,500,000 shares approved by our stockholders in October 2010, the shares subject to the Stock Incentive Plan increased to 7,732,873.  The shares to be purchased are subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine.  The purpose of the Stock Incentive Plan is to offer selected providers the opportunity to acquire equity in OCZ through awards of options over common stock (which may constitute incentive stock options (an “ISO”) or non-statutory stock options (an “NSO”)) and the award or sale of common stock.  The options granted will expire in a term not to exceed 10 years.

The following table summarizes our equity compensation plans as of our fiscal year ended February 28, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,025,056	$4.05	1,985,754
Equity compensation plans not approved by security holders	-	-	-
Totals	4,025,056	$4.05	1,985,754

Item 13.	Certain Relationships And Related Transactions, And Director Independence

Since January 1, 2007, we have not participated in nor currently plan to participate in any transaction of a material amount in which any founder, officer, director, greater than 5% stockholder or other related person had or will have a direct or indirect material interest except those compensatory arrangements described elsewhere in this report and the following transaction:  Ryan M. Petersen, our President and Chief Executive Officer loaned us $500,000 on August 19, 2009.  One half of the principal of such loan was on February 19, 2010 and the balance was due on September 1, 2010.  Interest at the rate of 7.5% per annum is payable monthly beginning November 19, 2009.  Even though half of the principal loan amount was due in February, Mr. Petersen waived payment until April 2010, at which time he was paid half of the principal loan amount plus interest accrued through April 2010.  The transaction was reviewed and approved by our Audit Committee.  As a founder and significant equity holder in OCZ, Mr. Petersen is a “promoter” of OCZ as such term is defined under the rules of the SEC.

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

The following table sets forth the aggregate fees billed to us for the fiscal years ended February 28, 2011 and February 28, 2010 by Crowe Horwath LLP and Crowe Clark Whitehill LLP:

	Fiscal Year Ended
	February 28, 2011	February 28, 2010
Audit fees(1)	$170,000	$125,259
Audit related fees(2)	44,010	26,372
Tax fees(3)	-	-
All other fees(4)	15,000	9,015
	$229,010	$160,646

(1)
Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements, internal control over financial reporting and the review of the interim consolidated financial statements included in quarterly reports and services that have been are normally provided by Crowe Horwath and Crowe Clark Whitehill in connection with statutory and regulatory filings or engagements, and attest services.

(2)	Audit-Related Fees consist of fees for services associated with registration statements for the SEC, including but not limited to Form S-1, Form S-3 and Form 10.

(3)
Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

The Audit Committee has determined that all services performed by Crowe Horwath are compatible with maintaining the independence of Crowe Horwath. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. All of the 2011 and 2010 services described above were pre-approved in accordance with these policies.

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The information required by this item is included in Item 8 of Part II of this report.

2.	FINANCIAL STATEMENT SCHEDULES

None.

3.	EXHIBITS

The information required by this item is included on the exhibit index that follows the signature page of this report.

Part Iv

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on May 13, 2011.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons below on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ryan M. Petersen	Chief Executive Officer and Director	May 13, 2011
Ryan M. Petersen	(Principal Executive Officer)

	Chief Financial Officer	May 13, 2011
/s/ Arthur F. Knapp, Jr.	(Principal Financial and Accounting Officer)
Arthur F. Knapp, Jr.

/s/ Adam J. Epstein	Director	May 13, 2011
Adam J. Epstein

/s/ Richard L. Hunter	Director	May 13, 2011
Richard L. Hunter

/s/ Russell J. Knittel	Director	May 13, 2011
Russell J. Knittel

/s/ Ralph Schmitt	Director	May 13, 2011
Ralph Schmitt

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 17, 2004 of OCZ Technology Group, Inc., an Indiana corporation, with and into OCZ Technology Group, Inc., a Delaware corporation. (1)

2.2	Asset Purchase Agreement dated May 25, 2007 by and among OCZ Technology Group, Inc., PC Power and Cooling, Inc. and Douglas Dodson. (1)

2.3	Asset Purchase Agreement dated October 25, 2007 by and among OCZ Technology Group, Inc., Silicon Data Inc., a New York corporation, Fred Cohen, and Eyal Akler. (1)

3.1	Fourth Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 30, 2009. (1)

3.2	Fourth Amended and Restated Bylaws. (1)

3.3	Certificate of Designation as filed with the Delaware Secretary of State on November 4, 2009. (4)

4.1	Specimen common stock certificate of OCZ Technology Group, Inc. (1)

10.1	OCZ Technology Group, Inc. 2004 Stock Incentive Plan. (1)

10.2	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Ryan M. Petersen. (1)

10.3	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Arthur F. Knapp, Jr. (1)

10.4	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Alex Mei. (1)

10.5	Executive Employment Agreement dated December 17, 2008 by and between OCZ Technology Group, Inc. and Kerry Smith. (1)

10.6	Offer Letter dated June 13, 2006 memorializing the terms of Mr. George Kynoch’s services as a non-executive director. (1)

10.7	Offer Letter dated June 13, 2006 memorializing the terms of Mr. Quentin Colin Maxwell Solt’s services as a non-executive director. (1)

10.8	Sub-Sublease dated January 30, 2009 by and between Oracle USA, Inc. and OCZ Technology Group, Inc. for the property located in San Jose, California, USA. (1)

10.9	Lease dated April 21, 2005 by and between Buckgolf Inc., & Greengolf Inc. and OCZ Technology Group, Inc. dated for the property located in Markham, Ontario, Canada. (1)

10.10	English translation of lease dated August 7, 2005 by and between Vrodest Delft C.V. and OCZ Technology Group, Inc. for the property located in Delft, The Netherlands. (1)

10.11	English summary of lease for the property located in Taipei County, Taiwan. (1)

10.12	English summary of lease for the property located in Lujhu Township, Taiwan. (1)

10.13	Form of Indemnification Agreement for Directors and Officers of OCZ Technology Group, Inc. (1)

10.14	Executive Employment Agreement dated November 30, 2007 by and between OCZ Technology Group, Inc. and Justin Shong. (1)

10.15	Loan and Security Agreement dated July 2009 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (1)

10.16	Sale of Accounts and Security Agreement by and between OCZ Technology Group, Inc. and Faunus Group International, Inc. dated July 6, 2009. (1)

10.17	Asset Purchase Agreement dated August 31, 2009, by and between OCZ Technology Group, Inc. and BCInet, Inc. (1)

10.18	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $311,215. (1)

10.19	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $170,000. (1)

10.20	Secured Convertible Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $414,200. (1)

10.21	Series A Preferred Stock Purchase Agreement dated August 31, 2009 by and between BCInet, Inc. and OCZ Technology Group, Inc. (1)

10.22	Security Agreement dated August 31, 2009 by and between BCI net, Inc. and OCZ Technology Group, Inc. (2).

10.23	Confidential Resignation and Consulting Agreement and General Release dated March 12, 2009 by and between OCZ Technology Group, Inc. and Arthur F. Knapp, Jr. (3)

10.24	Promissory Note dated August 19, 2009 from OCZ Technology Group, Inc. to The Ryan Petersen and Sarita Nuez Family Trust. (3)

10.25	Distribution Agreement June 2009, by and between OCZ Technology Group, Inc. and Bell Microproducts Canada. (4)

10.26	Securities Purchase Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein (5)

10.27	Registration Rights Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (5)

10.28	Form of Warrant for the institutional and accredited investors. (5)

10.29	Form of Warrant for Placement Agent (as defined therein). (5)

10.30	Second Amendment to the Loan and Security Agreement dated May 10, 2010 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (6)

10.31	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Adam J. Epstein’s services as a non-executive director. (9)

10.32	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Richard L. Hunter’s services as a non-executive director. (9)

10.33	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Sunit Saxena’s services as a non-executive director. (9)

10.26	Securities Purchase Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein. (7)

10.27	Registration Rights Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (7)

10.28	Form of Warrant for the institutional and accredited investors. (7)

10.29	Form of Warrant for Placement Agent (as defined therein). (7)

10.29	Amended and Restated Loan and Security Agreement dated February 7, 2011 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (8)

21	List of Subsidiaries of the Registrant. (1)

23.1	Consent of Independent Certified Public Accountant – Crowe Horwath LLP. (10)

23.2	Consent of Independent Certified Public Accountant – Crowe Clark Whitehill, LLP. (10)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a). (10)

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a). (10)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002. (10)

(1)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on September 30, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on November 12, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on December 4, 2009.

(4)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on January 25, 2010.

(5)	Incorporated by reference to Registrant’s Form 8-K filed on March 26, 2010.

(6)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on May 11, 2010.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 4, 2010.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2011.

(9)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10-K filed on May 20, 2010.

(10)	Filed herewith.