Form 10-K/A
period 2011-02-28
OCZ TECHNOLOGY GROUP INC
filed 2011-05-31
CIK 1355128

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

OCZ Technology Group, Inc. (“OCZ”) is filing this Amendment No. 1 on Form 10-K/A to OCZ’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011, which was originally filed on May 17, 2011 (the “Annual Report”), primarily for the purpose of adding Management’s Report on Internal Control over Financial Reporting in Item 9A.

This Amendment does not reflect events occurring after the date of the original filing of the Annual Report.

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

The market price of the securities of technology companies has been especially volatile. In addition, our common stock was listed on the OTCBB since January 14, 2010 and only recently began trading on the NASDAQ Capital Market on April 23, 2010. Accordingly, we have an extremely limited history of public trading of our common stock within the United States. The market price of our common stock may be subject to wide fluctuations. If our net sales do not increase or increase less than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

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

Property, plant and equipment, net as of February 28, 2011 was primarily located in the United States ($474,527) and Taiwan ($2,560,095). Property, plant and equipment, net as of February 28, 2010 was primarily located in the United States ($598,584) and Taiwan ($2,016,305).

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

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of February 28, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of the end of our fiscal year ended February 28, 2011.

This Annual Report on Form 10-K does not include an attestation report of OCZ’s registered public accounting firm because such a report is not required for a smaller reporting company.

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

•
evaluate and select, or recommend to the Board, nominees for each election of directors, except that if we are at any time legally required by contract or otherwise to provide any third party with the ability to nominate a director, the Committee need not evaluate or propose such nomination, unless required by contract or requested by the Board;

•	determine criteria for selecting new directors, including desired board skills and attributes, and identify and actively seek individuals qualified to become directors;

•	consider any nominations of director candidates validly made by our stockholders;

•	review and make recommendations to the Board concerning qualifications, appointment and removal of committee members;

•	review and make recommendations to the Board concerning Board and committee compensation;

•	develop, recommend for Board approval, and review on an ongoing basis the adequacy of, the corporate governance principles applicable to us;

•
in consultation with the Audit Committee, consider and present to the Board for adoption a Code of Conduct and Business Ethics applicable to all employees, officers and directors, which meets the requirements of Item 406 of the SEC’s Regulation S-K, and provide for and review prompt disclosure to the public of any change in, or waiver of, such Code of Conduct;

•	review, at least annually, our compliance with The NASDAQ Capital Market corporate governance listing requirements, and report to the Board regarding the same;

•	assist the Board in developing criteria for the evaluation of Board and committee performance;

•	evaluate the Committee’s own performance on an annual basis;

•	if requested by the Board, assist the Board in its evaluation of the performance of the Board and each committee of the Board;

•	review and recommend to the Board changes to our bylaws as needed;

•	develop orientation materials for new directors and corporate governance-related continuing education for all Board members; and

•	make reports to the Board regarding the foregoing as appropriate.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Ryan M. Petersen	Feb. 28, 2010	$325,000	-	-	-	-	$-		$325,000
Chief Executive Officer	Feb. 28, 2011	$400,000	-	-	-	-	$-		$400,000

Arthur F. Knapp, Jr.(3)	Feb. 28, 2010	$92,542	-	-	-	-	15,719		108,321
Chief Financial Officer	Feb. 28, 2011	$228,494	-	-	$507,116	-	$-		735,610

Alex Mei	Feb. 28, 2010	$205,000	-	-	$43,582	-	$-		$248,582
Chief Marketing Officer	Feb. 28, 2011	$263,333	-	-	$226,275	-	$-		$489,608

Richard Singh(4)	Feb. 28, 2010	-	-	-	-	-	-		-
Sr. VP. of Worldwide Sales	Feb. 28, 2011	$113,333	$132,664	-	$327,806	-	$-		$573,803

Kerry T. Smith(5)	Feb. 28, 2010	$400,000	-	-	121,060	-	$-		$521,060
Chief Financial Officer	Feb. 28, 2011	$266,667	$77,500	-	-	-	$194,510	(6)	$538,677

Justin Shong(7)	Feb. 28, 2010	$165,000	$79,172	-	$24,212	-	$7,140	(8)	$275,524
Sr. VP of Global Sales	Feb. 28, 2011	$55,000	$31,846	-	-	-	$55,369	(8)	$142,215

(1).
From time to time, the Board will review quarterly results and, based on those results, will determine whether employees are entitled to receive bonuses.  Historically, the Board has not set pre-established targets for bonuses.

(2).
An Option award values reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASB ASC topic 718).  See Stock Based Compensation in the “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

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

Part Iv

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized  on May 31, 2011.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 17, 2004 of OCZ Technology Group, Inc., an Indiana corporation, with and into OCZ Technology Group, Inc., a Delaware corporation. (1)

2.2	Asset Purchase Agreement dated May 25, 2007 by and among OCZ Technology Group, Inc., PC Power and Cooling, Inc. and Douglas Dodson. (1)

2.3	Asset Purchase Agreement dated October 25, 2007 by and among OCZ Technology Group, Inc., Silicon Data Inc., a New York corporation, Fred Cohen, and Eyal Akler. (1)

3.1	Fourth Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 30, 2009. (1)

3.2	Fourth Amended and Restated Bylaws. (1)

3.3	Certificate of Designation as filed with the Delaware Secretary of State on November 4, 2009. (4)

4.1	Specimen common stock certificate of OCZ Technology Group, Inc. (1)

10.1	OCZ Technology Group, Inc. 2004 Stock Incentive Plan. (1)

10.2	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Ryan M. Petersen. (1)

10.3	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Arthur F. Knapp, Jr. (1)

10.4	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Alex Mei. (1)

10.5	Executive Employment Agreement dated December 17, 2008 by and between OCZ Technology Group, Inc. and Kerry Smith. (1)

10.6	Offer Letter dated June 13, 2006 memorializing the terms of Mr. George Kynoch’s services as a non-executive director. (1)

10.7	Offer Letter dated June 13, 2006 memorializing the terms of Mr. Quentin Colin Maxwell Solt’s services as a non-executive director. (1)

10.8	Sub-Sublease dated January 30, 2009 by and between Oracle USA, Inc. and OCZ Technology Group, Inc. for the property located in San Jose, California, USA. (1)

10.9	Lease dated April 21, 2005 by and between Buckgolf Inc., & Greengolf Inc. and OCZ Technology Group, Inc. dated for the property located in Markham, Ontario, Canada. (1)

10.10	English translation of lease dated August 7, 2005 by and between Vrodest Delft C.V. and OCZ Technology Group, Inc. for the property located in Delft, The Netherlands. (1)

10.11	English summary of lease for the property located in Taipei County, Taiwan. (1)

10.12	English summary of lease for the property located in Lujhu Township, Taiwan. (1)

10.13	Form of Indemnification Agreement for Directors and Officers of OCZ Technology Group, Inc. (1)

10.14	Executive Employment Agreement dated November 30, 2007 by and between OCZ Technology Group, Inc. and Justin Shong. (1)

10.15	Loan and Security Agreement dated July 2009 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (1)

10.16	Sale of Accounts and Security Agreement by and between OCZ Technology Group, Inc. and Faunus Group International, Inc. dated July 6, 2009. (1)

10.17	Asset Purchase Agreement dated August 31, 2009, by and between OCZ Technology Group, Inc. and BCInet, Inc. (1)

10.18	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $311,215. (1)

10.19	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $170,000. (1)

10.20	Secured Convertible Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $414,200. (1)

10.21	Series A Preferred Stock Purchase Agreement dated August 31, 2009 by and between BCInet, Inc. and OCZ Technology Group, Inc. (1)

10.22	Security Agreement dated August 31, 2009 by and between BCI net, Inc. and OCZ Technology Group, Inc. (2).

10.23	Confidential Resignation and Consulting Agreement and General Release dated March 12, 2009 by and between OCZ Technology Group, Inc. and Arthur F. Knapp, Jr. (3)

10.24	Promissory Note dated August 19, 2009 from OCZ Technology Group, Inc. to The Ryan Petersen and Sarita Nuez Family Trust. (3)

10.25	Distribution Agreement June 2009, by and between OCZ Technology Group, Inc. and Bell Microproducts Canada. (4)

10.26	Securities Purchase Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein (5)

10.27	Registration Rights Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (5)

10.28	Form of Warrant for the institutional and accredited investors. (5)

10.29	Form of Warrant for Placement Agent (as defined therein). (5)

10.30	Second Amendment to the Loan and Security Agreement dated May 10, 2010 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (6)

10.31	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Adam J. Epstein’s services as a non-executive director. (9)

10.32	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Richard L. Hunter’s services as a non-executive director. (9)

10.33	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Sunit Saxena’s services as a non-executive director. (9)

10.26	Securities Purchase Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein. (7)

10.27	Registration Rights Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (7)

10.28	Form of Warrant for the institutional and accredited investors. (7)

10.29	Form of Warrant for Placement Agent (as defined therein). (7)

10.29	Amended and Restated Loan and Security Agreement dated February 7, 2011 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (8)

21	List of Subsidiaries of the Registrant. (1)

23.1	Consent of Independent Certified Public Accountant – Crowe Horwath LLP. (10)

23.2	Consent of Independent Certified Public Accountant – Crowe Clark Whitehill, LLP. (10)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a). (11)

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a). (11)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on September 30, 2009.

(2)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on November 12, 2009.

(3)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10 filed on December 4, 2009.

(4)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on January 25, 2010.

(5)	Incorporated by reference to Registrant’s Form 8-K filed on March 26, 2010.

(6)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on May 11, 2010.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 4, 2010.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2011.

(9)	Incorporated by reference to exhibit of the same number to the Registrant’s Form 10-K filed on May 20, 2010.

(10)	Previously filed.

(11)	Filed herewith.