Form 10-Q
period 2011-05-31
OCZ TECHNOLOGY GROUP INC
filed 2011-07-15
CIK 1355128

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         May 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number:
 1-34650

OCZ Technology Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3651093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6373 San Ignacio Avenue San Jose, CA	95119
(Address of principal executive offices)	(Zip Code)

(408) 733-8400
Registrant’s telephone number, including area code

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐                  No  ☒

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 51,506,467 as of June 30, 2011.

OCZ Technology Group, Inc.

Form 10-Q

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) May 31, 2011	February 28, 2011
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$64,357	$17,514
Restricted cash	1,362	1,300
Accounts receivable, net of allowances of $3,334 and $2,881	44,420	31,687
Inventories, net	34,639	22,798
Prepaid expenses and other current assets	4,159	2,875
Total current assets	148,937	76,174

Property and equipment, net	3,446	3,046
Intangibles, net	1,769	18
Goodwill	46,834	9,989
Other assets	47	42
Total assets	$201,033	$89,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loans payable	$924	$20,011
Accounts payable	46,793	40,645
Accrued and other liabilities	9,222	6,137
Total current liabilities	56,939	66,793

Common stock warrant liability	12,519	9,417
Total liabilities	69,458	76,210

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 120,000,000 shares authorized; 51,500,467 and 35,401,908 shares issued and outstanding at May 31, 2011 and February 28, 2011, respectively	129	88
Additional paid-in-capital	196,557	68,749
Accumulated deficit	(64,583)	(55,490)
Accumulated other comprehensive loss	(528)	(288)
Total stockholders’ equity	131,575	13,059
Total liabilities and stockholders’ equity	$201,033	$89,269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(unaudited)
	Three Months Ended
	May 31, 2011	May 31, 2010
	(In thousands, except per share amounts)

Net revenue	$73,794	$34,283
Cost of revenue	59,050	30,119
Gross profit	14,744	4,164

Operating expenses:
Research and development	4,267	1,564
Sales and marketing	4,494	2,735
General, administrative and operations	5,645	3,269
Acquisition related charges	1,702	—
Special inventory charge	2,975	—
Total operating expenses	19,083	7,568

Loss from operations	(4,339)	(3,404)

Other expense, net	(75)	(3)
Interest and financing costs	(438)	(542)
Adjustment to the fair value of common stock warrants	(4,241)	(899)
Loss before income taxes	(9,093)	(4,848)

Income tax expense	—	—
Net loss	$(9,093)	$(4,848)

Net loss per share:
Basic	$(0.20)	$(0.19)
Diluted	$(0.20)	$(0.19)

Shares used in net loss per share computation:
Basic	44,500	25,180
Diluted	44,500	25,180

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands)

Cash flows from operating activities:
Net loss	$(9,093)	$(4,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	445	257
Amortization of intangibles	33	18
Bad debt expense	458	289
Stock-based compensation	676	184
Fair value adjustment of stock warrants	4,241	899
Inventory reserve	3,596	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(13,179)	(1,272)
Inventories	(15,408)	(3,727)
Prepaid expenses and other assets	(945)	(953)
Accounts payable	5,629	(493)
Accrued and other liabilities	910	(711)
Net cash used in operating activities	(22,637)	(10,357)

Cash flows from investing activities:
Purchases of property and equipment	(414)	(188)
Increase in deposits	—	(10)
Business acquisition earn out payments	—	(143)
Acquisition of Indilinx, net of cash acquired	123	—
Net cash used in investing activities	(291)	(341)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	93,665	13,973
Proceeds from stock options exercises, net	157	—
Proceeds from warrant exercises, net	8	—
Proceeds from bank loan	—	62
Repayment of bank loans	(24,010)	—
Restricted cash for letter of credit	(62)	—
Repayment of shareholder loan	—	(250)
Net cash provided by financing activities	69,758	13,785

Effect of exchange rate changes on cash and cash equivalents	13	—

Net increase in cash and cash equivalents	46,843	3,087
Cash and cash equivalents at beginning of period	17,514	1,224

Cash and cash equivalents at end of period	$64,357	$4,311

Supplemental disclosures of cash flow information:
Interest paid	$199	$267
Income tax payments, net	$—	$—
Non-cash investing and financing activities:
Issuance of common stock for Indilinx acquisition	$32,203	$—
Issuance of common stock from cashless warrant exercises	$1,139	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Basis of Presentation. The accompanying interim condensed consolidated financial statements include all adjustments which OCZ Technology Group, Inc. (“OCZ,” or the “Company”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 17, 2011, and amended on May 31, 2011 (“2011 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending February 29, 2012, or any other future period.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2011 Form 10-K. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended May 31, 2011, that are of significance or potential significance to the Company.

2.	Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

3.	Indilinx Acquisition

On March 25, 2011, OCZ completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions comprise advanced solid state drive (“SSD”) controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance solid state drives. The technology powers a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications. Indilinx’s products include the Barefoot SSD controller which meets the demanding performance requirements of PC and Server applications and also helps facilitate the use of new high performance NAND Flash memory, and the Amigos SSD controller which is ideally suited for embedded systems, mobile PCs, and other applications which require the speed, reliability, and power benefits of SSDs in a smaller form factor and at lower price points.

The acquisition of Indilinx is expected to expand OCZ’s presence in the embedded, hybrid storage and industrial markets. The acquisition is also intended to broaden OCZ’s intellectual property resulting from Indilinx’s portfolio of approximately 26 patents and patent applications. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide OCZ with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Indilinx’s net tangible and intangible assets acquired, resulting in goodwill of approximately $36.8 million that was recorded in connection with this acquisition.

The purchase price, net of $0.6 million of cash acquired, was $32.2 million, which consisted of (i) 4.2 million shares of OCZ common stock with a total fair value of approximately $32.2 million, based on the price of OCZ common stock at the time of close, and (ii) approximately $0.6 million of cash paid, representing the fair value of outstanding vested and unvested stock options of Indilinx. The unvested stock options of Indilinx represented the fair value attributed to Indilinx equity awards for which services had already been substantially rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances. The unvested stock options of Indilinx of approximately $137,000 will be paid upon vesting in November 2011 and was recorded as an accrued liability at the close of the acquisition. The Company also incurred a total of $1.7 million of transaction costs which were primarily general and administrative in nature in the quarter ended May 31, 2011.  These transaction costs are classified as "Acquisition related charges" on the Condensed Consolidated Statement of Operations as of May 31, 2011.

The assets and liabilities of Indilinx were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting. There are no contingent consideration arrangements in connection with the acquisition.

The results of operations of Indilinx are included in OCZ’s Consolidated Statements of Operations from March 25, 2011, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$554
Other current assets	170
Fixed assets	431
Other tangible assets acquired	216
Intangible assets:
Existing technology	64
In-process technology	1,520
Customer lists and related relationships	75
Trademarks and tradenames	125
Goodwill	36,845
Total assets acquired	40,000
Loans payable	(4,381)
Accounts payable	(519)
Other accrued liabilities	(2,327)
Net assets acquired	32,773
Less: cash acquired	(554)
Net purchase price	$32,219

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired, and liabilities assumed, as of March 25, 2011. The Company used an overall discount rate of approximately 15% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Indilinx’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

•
The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Royalty Savings Method.” In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 15%;

•
As of the acquisition date, Indilinx was developing new versions and incremental improvements to its Barefoot product and the next generation SSD products. The in-process projects were at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	The fair value of the customer contracts and related relationships assets acquired was based on the Royalty Savings Method;
•	The fair value of trade names/trademarks assets acquired was established based on the Royalty Savings Method;

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life of one year;
•
In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the in-process project is expected within the next twelve months;

•	Customer contracts and related relationships are being amortized over their estimated useful life of five years;
•	Trade names/trademarks are being amortized over their estimated useful life of ten years;

The existing technology, patents/core technology, customer contracts and related relationships and trade names/trademarks are amortized using the straight-line method, which reflects future projected cash flows.

The residual purchase price of $36.8 million has been recorded as goodwill.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the three months ended May 31, 2010 and 2011 summarizes the combined results of operations as if the Indilinx acquisition had been completed on March 1, 2010. The unaudited pro forma financial information for fiscal 2012 combines the results for OCZ for the three months ended May 31, 2011, which includes the results of Indilinx subsequent to March 25, 2011 the date of acquisition, and the historical results of Indilinx from March 1, 2011 through March 25, 2011. The unaudited pro forma financial information for the three months ended May 31, 2010 combines the results for OCZ for the three months ended May 31, 2010 and the historical results of Indilinx for the three months ended March 31, 2010.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except per share amounts)
Net revenue	$73,874	$34,487
Net loss	(9,301)	(5,654)
Net loss per share — basic and diluted	$(0.21)	$(0.22)

For the period from the acquisition closing through May 31, 2011, Indilinx products contributed revenue, excluding intercompany sales, of $0.1 million and a net operating loss of $1.2 million.

4.	Fair Value

OCZ’s financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts payable. The carrying value of these financial instruments approximate fair value as they are short-term to maturity. Derivative liabilities consist of common stock warrants and are classified as level 3 liabilities under the Fair Value Hierarchy.

The applicable accounting guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company primarily uses broker quotes for valuation of its short-term investments.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended May 31, 2011, there were no nonrecurring fair value measurements of assets subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 and February 28, 2011 based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
May 31, 2011
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$4,430	$—	$—	$4,430
Money market funds	59,927	—	—	59,927

Total assets measured and recorded at fair value	$64,357	$—	$—	$64,357
Liabilities
Common stock warrant liability:	$—	$—	$12,519	$12,519

Total liabilities measured and recorded at fair value	$—	$—	$12,519	$12,519

February 28, 2011
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$6,890	$—	$—	$6,890
Money market funds	10,624	—	—	10,624

Total assets measured and recorded at fair value	$17,514	$—	$—	$17,514
Liabilities
Common stock warrant liability:	$—	$—	$9,417	$9,417

Total liabilities measured and recorded at fair value	$—	$—	$9,417	$9,417

A schedule of the activity related to derivative warrants during the first quarter of fiscal 2012 is included in Note 11 as part of the “Warrants” section.

5.	Inventory

Inventories at the end of each period were as follows:

	May 31, 2011	February 28, 2011
	(in thousands)
Raw materials	$18,332	$13,072
Work in progress	13,287	9,556
Finished goods	9,762	3,316
	41,381	25,944
Inventory reserve	(6,742)	(3,146)
Total net inventory	$34,639	$22,798

During the three months ended May 31, 2011, the Company recorded a special inventory charge of approximately $3 million and increased the inventory reserves accordingly.  This adjustment was to write-off prior generation SSD products and related components which were part of SSD bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which the Company is now targeting, particularly as a result of the equity funding completed in April. This strategy change was adopted late in May and was the result of various product roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011.  The key business requirement was to have the newly combined R&D teams focus on future product development for the enterprise markets.

6.	Goodwill and other intangible assets

The following is a summary of goodwill and intangible assets as of May 31, 2011 and February 28, 2011:

	May 31, 2011			February 28, 2011
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$64	$(11)	$53	$—	$—	$—
In-process technology	1,520	—	1,520	—	—	—
Customer relationships/contracts	75	(2)	73	—	—	—
Trademarks and tradenames	571	(448)	123	446	(428)	18
Subtotal of identifiable intangibles	2,230	(461)	1,769	446	(428)	18
Goodwill	46,834	—	46,834	9,989	—	9,989
Total goodwill and other intangibles	$49,064	$(461)	$48,603	$10,435	$(428)	$10,007

The change in the carrying amount of goodwill for the three months ended May 31, 2011 is as follows:

Goodwill
(In thousands)
Balance at beginning of period	$9,989
Acquisition of Indilinx	36,845
Balance at end of period	$46,834

For the three months ended May 31, 2011, the Company recorded approximately $33,000 of amortization expense for identified intangibles, of which $11,000 was included in cost of revenue. For the three months ended May 31, 2010, the Company recorded a total of $18,000 of amortization expense for identified intangibles. The estimated future amortization expense of purchased intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending February 28 or 29,
2012 (remaining 9 months)	$48	$21	$69
2013	5	28	33
2014	—	28	28
2015	—	28	28
2016 and thereafter	—	91	91
Total	$53	$196	$249

7.	Bank loan and notes payable

In July 2009, OCZ entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc, pursuant to which OCZ may factor its foreign receivables up to $10 million in the aggregate (the “FGI Agreement”). Additionally, in July 2009, OCZ entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all its domestic receivables up to $10 million in the aggregate. The SVB Agreement also capped the aggregate debt under both Factoring Loan Agreements to $14 million until May 10, 2010 at which time the $14 million cap was increased to $17.5 million. Under the Factoring Loan Agreements, OCZ has guaranteed its obligations there under and has pledged substantially all of its assets as security.

In February 2011, the Company signed an agreement with SVB for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with SVB and FGI. At that time, the Company also terminated the FGI Agreement. As part of the termination of FGI, a contractual penalty of $170,000 was paid to FGI. The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restriction of cash dividends, negative and affirmative covenants with which we must comply. On April 14, 2011 all borrowings under the New SVB Agreement were repaid in full. As a result of the Indilinx acquisition, the Company executed four amendments to the New SVB Agreement to provide formal waivers on deal approval, subsidiary stock pledges, EBITDA levels, and reporting timetables. As of July 14, 2011, the Company was in compliance with all covenants of the New SVB Agreement. As of May 31, 2011 and June 30, 2011, there were no outstanding loan balances under the New SVB Agreement, and the applicable interest rate is prime + 2.0%. The bank’s prime rate was 4.0% at May 31, 2011.

In March 2011, the Company assumed $4.4 million of bank loans in connection with the acquisition of Indilinx. Of this amount, $3.5 million of bank loans and accrued interest was repaid in April 2011 with the balance of $0.9 million repaid during June 2011.

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

8.	Income Taxes

The Company uses an estimated annual effective tax rate to measure the income tax benefit or expense recognized in each interim period. For the three months ended May 31, 2011, the Company generated operating losses. The Company’s effective tax rate for the three months ended May 31, 2011 and 2010 was zero.

The Company has maintained a valuation allowance fully offsetting its gross deferred tax assets in accordance with the provisions of ASC 740, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets. The valuation allowance is reviewed quarterly and is maintained until management determines there is sufficient positive evidence such that it is more likely than not that its deferred tax assets will be realized to support a reversal. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Any release of the valuation allowance will be recorded as a tax benefit increasing net income and will not affect the amount of cash paid for income taxes.

9.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three months ended May 31, 2011, because potential common shares, such as common shares issuable under the exercise of stock options or warrants, are only considered when their effect would be dilutive.

The following table shows the potentially dilutive shares, consisting of options and warrants, for the periods presented that were excluded from the net loss per share computations because their effect was antidilutive:

	Three Months Ended
	May 31, 2011	May 31, 2010
	(in thousands)
Potentially dilutive equity awards outstanding
Stock options	4,885	2,248
Warrants	4,221	297
Total	9,106	2,545

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	May 31,2011	May 31, 2010
	(in thousands, except per share amounts)
Net loss (numerator)	$(9,093)	$(4,848)
Shares calculation (denominator):
Weighted average shares outstanding – basic	44,500	25,180
Effect of dilutive securities:
Potential common stock relating to stock options and warrants	—	—
Weighted average shares outstanding – diluted	44,500	25,180
Net loss per share – basic	$(0.20)	$(0.19)
Net loss per share – diluted	$(0.20)	$(0.19)

10.	Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) was as follows:

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands)
Net loss	$(9,093)	$(4,848)
Foreign currency translation	(240)	—
Total comprehensive income (loss)	$(9,333)	$(4,848)

11.	Stockholders’ Equity

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

In March 2010, OCZ consummated a private placement financing pursuant to which it issued 5,151,662 shares of its common stock at $3.00 per share. OCZ received gross proceeds of approximately $15.45 million. In connection with the financing, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than May 21, 2010, to register 5,151,662 shares of its common stock and 2,575,833 shares of its common stock issuable upon exercise of certain warrants described below under “Warrants”. The registration statement was filed with the SEC on May 21, 2010, amended on July 2, 2010 and declared effective on July 2, 2010.

In May 2010, all shares of OCZ’s Series A preferred stock and all warrants to purchase shares of Series A preferred stock were converted into shares of common stock and warrants to purchase shares of common stock, respectively. Under the terms of OCZ’s certificate of incorporation with respect to OCZ’s Series A Preferred Stock, each share of Series A Preferred Stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of OCZ’s common shares on a public stock exchange (“Mandatory Conversion”), including the over the counter bulletin board (the “OTCBB”). The trading of OCZ’s common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010. The number of shares of OCZ’s common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was the 60 Day Average of $4.86. Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of OCZ’s Series A preferred stock were converted into 62,733 shares of OCZ’s common stock, and warrants to purchase 140,520 shares of OCZ’s Series A preferred stock were converted into warrants to purchase 144,541 shares of OCZ’s common stock at $4.86 per share.

On November 2, 2010, OCZ consummated a private placement financing pursuant to which it issued 7,139,960 shares of its common stock at $3.08125 per share. OCZ received gross proceeds of approximately $22.0 million. In connection with the financing, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than December 17, 2010, to register the 7,139,960 shares and 1,784,996 shares of its common stock issuable upon exercise of certain warrants, described below under “Warrants”. The registration statement was filed with the SEC on December 10, 2010, amended on December 22, 2010 and declared effective as of January 3, 2011.

On November 15, 2010, OCZ issued 160,000 shares of its common stock in connection with acquisition of certain intellectual property from Solid Data Systems, Inc. Of this amount issued, 38,000 shares are subject to various escrow provisions for a 3-year period with a potential release of 50% of the shares after 18 months.

On December 9, 2010, OCZ issued 4,210 shares of common stock valued at approximately $20,000 in connection with an engagement letter dated December 9, 2009 by and between OCZ Technology Group, Inc., and Merriman Capital, Inc. for various financial consulting services.

On January 7, 2011, OCZ issued 150,000 shares of common stock valued at $750,000 in connection with a securities purchase agreement between OCZ Technology Group, Inc., and MICSYS Technology Co., Ltd. who is a vendor.

In March 2011, OCZ issued 4,160,630 shares of common stock in connection with the acquisition of Indilinx Co., Ltd., which was completed on March 25, 2011. In connection with this acquisition, a registration statement for 4,160,630 shares was filed with the SEC on May 17, 2011, amended on June 15 and June 17, 2011 and declared effective as of June 17, 2011.

On April 13, 2011,  OCZ issued 11,730,000 shares of common stock in a public offering. The net proceeds to the Company were approximately $93.7 million, which is net of underwriters’ discounts and commissions of approximately $5.3 million and related legal, accounting, printing and other costs totaling approximately $0.7 million.

The following table summarizes the weighted average shares outstanding for the three months ended May 31, 2011 and 2010:

	Three Months Ended
	May 31, 2011	May 31, 2010
	(in thousands)
Shares outstanding, beginning	35,402	21,278
Weighted-average shares issued from:
Exercise of stock options and warrants	76	3,884
Public stock offering	5,902	—
Indilinx acquisition	3,120	—
Series A Preferred stock converted	—	18
Weighted-average shares, basic	44,500	25,180
Effect of dilutive stock options and warrants	—	—
Weighted-average shares, diluted	44,500	25,180

Warrants

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share. These warrants are subject to certain anti-dilution adjustments and, as a result of the November 2, 2010 financing, these warrants were subject to a price adjustment calculation which resulted in a new exercise price of $4.87 per share. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. In the quarter ended May 31, 2011, 166,666 warrants were exercised in a cashless transaction resulting in the issuance of 84,845 shares of common stock. At May 31, 2011, there are 2,249,168 warrants outstanding.

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $2,081,000 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was increased to $12,519,000 at May 31, 2011 which resulted in a non-cash expense adjustment of $4,240,948 in the Statement of Operations for the three months ended May 31, 2011. OCZ is required to continue to adjust the warrants to fair value through current period operations for each reporting period.

In connection with the March 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 77,275 shares of the Company’s common stock at $5.25 per share. The placement agent warrants contain certain piggyback registration rights. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. As of February 28, 2011, 148,600 warrants were exercised resulting in the issuance of the additional 77,275 warrants. At May 31, 2011, there are a total of 83,225 warrants outstanding.

In November 2010, OCZ issued warrants to purchase up to an aggregate of 1,784,996 shares of its common stock at an exercise price of $5.25 per share. These warrants became exercisable on May 3, 2011 and as of May 31, 2011 are all outstanding.

In connection with the November 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 214,198 shares of the Company’s common stock at an exercise price of $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares of the Company’s common stock at an exercise price of $5.25 per share. The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on November 2, 2015 and may be exercised by the holders on a cashless basis. As of February 28, 2011, 214,198 warrants were exercised resulting in the issuance of the additional 53,549 warrants. At May 31, 2011, there are 53,549 warrants outstanding.

In December 2010, OCZ issued warrant instruments in connection with certain service agreements. These warrants are exercisable into an aggregate of 27,000 shares of common stock at an exercise price of $4.03 per share and expire between November 12, 2011 and May 12, 2012. In the quarter ended May 31, 2011, 2,000 warrants were exercised and at May 31, 2011 there are 25,000 warrants outstanding.

In January 2011, we issued a warrant to a vendor in connection with a securities purchase agreement. The warrant is exercisable into an aggregate of 25,000 shares of common stock at an exercise price of $5.00 per share and expires between January 7, 2011 and January 6, 2012. At May 31, 2011, there are 25,000 warrants outstanding.

The following table summarizes warrant activity for the three months ended May 31, 2011.

				Weighted
				Average
	Number	Exercise	Total	Exercise
	of Shares	Price	Exercise Price	Price
Balance at February 28, 2011	4,389,604	$3.00-$5.25	$22,068,133	$5.03
Warrants granted	—		—
Warrants exercised	(168,666)	$4.03-$4.87	(819,724)	4.86
Warrant forfeited	—		—
Balance at May 31, 2011	4,220,938	$3.00-$5.25	$21,248,409	$5.03

The following table represents a reconciliation of the outstanding warrants that are classified as derivative liabilities, which are Level 3 liabilities, held during the three months ended May 31, 2011:

Common Stock Warrants
Balance at February 28, 2011	$9,416,917
Exercises at fair value	(1,139,002)
Fair value adjustment charge	4,240,948
Balance at May 31, 2011	$12,518,863

The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: Dividend yield: 0%, Volatility: 74%, Expected life: 3.81 years, risk free interest rate: 2% and a current share price as of May 31, 2011 of $8.38.

12.	Benefit Plans

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

The following table summarizes option activity for the three months ended May 31, 2011:

			Weighted Average
	Shares	Stock	Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Option

Balance at February 28, 2011	1,985,754	4,025,056	$4.05
Options granted	(1,098,000)	1,098,000	7.59
Options exercised	—	(121,168)	1.50
Options forfeited	96,446	(96,446)	4.80
Balance at May 31, 2011	984,200	4,905,442	$4.89
Options vested and exercisable at May 31, 2011		1,213,276
Options vested and expected-to-vest at May 31, 2011		4,905,442

The weighted-average fair value of options granted for the three months ended May 31, 2011 and 2010 was $4.38 and $1.72, respectively.

The following table summarizes information regarding stock options outstanding at May 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average
	Number	Remaining		Number	Weighted
Range of Exercise	Outstanding at	Contractual Life	Weighted-Average	Exercisable at	Average
Prices	May 31, 2011	(Years)	Exercise Price	May 31, 2011	Exercise Price

$0.4 — 2.04	921,311	8.1	$1.23	401,369	$1.20
2.05 — 3.68	1,025,764	8.7	2.85	262,068	3.04
3.69 — 5.31	970,200	9.0	4.48	229,783	4.62
5.32 — 6.95	4,000	5.5	5.33	4,000	5.33
6.96 — 8.59	1,984,167	9.3	7.85	316,056	8.24
	4,905,442	8.9	$4.89	1,213,276	$4.09

The weighted-average remaining contractual life for all exercisable stock options at May 31, 2011 was 7.4 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at May 31, 2011 was 8.9 years.

Aggregate intrinsic value of options exercisable at May 31, 2011 was $5.2 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $17.1 million at May 31, 2011. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $8.38 as of May 31, 2011, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the market value of the common stock at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.7 million during the three months ended May 31, 2011.

Stock-based Compensation

The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three months ended May 31, 2011 and 2010:

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands)
Employee stock-based compensation in:
Research and development expense	$277	$61
Sales and marketing expense	122	42
General, administrative and operations expense	277	81
Total stock-based compensation	$676	$184

As of May 31, 2011, total unamortized stock-based compensation cost related to unvested stock options was $8.6 million. This amount will be recognized as expense using the straight-line method over the remaining weighted-average amortization period of 1.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Three months ended
	May 31, 2011	May 31, 2010
Expected life (in years)	4.32	4.35
Volatility	74%	47%
Risk-free interest rate	2.0%	2.02%
Dividend yield	0.0%	0.0%

The expected life for stock options under the stock incentive plan represents the weighted-average period that the stock options are expected to remain outstanding. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

We use the historical volatility over the expected term of the options to estimate the expected volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and employee stock purchase plan awards. The dividend yield assumption is based on our history and lack of an expectation of dividend payouts.

13.	Commitments and contingencies

Lease commitments.

OCZ and its subsidiaries lease office and warehouse facilities under lease terms expiring at various dates through fiscal year 2019. During the first quarter of Fiscal 2012, OCZ entered into a new lease for their Corporate Headquarters located in San Jose, California.  As of May 31, 2011, the future minimum payments due under these non-cancelable lease agreements are as follows:

Fiscal years ending February 28/29	(in thousands)
2012 (9 months)	$550
2013	718
2014	751
2015	787
2016	851
2017 and thereafter	2,194
Total	$5,851

Non-cancelable purchase commitments

The Company enters into various inventory related purchase commitments with its suppliers. The Company had approximately $7.4 million in non-cancelable purchase commitments with certain suppliers as of May 31, 2011. The Company expects to sell all products that it has committed to purchase from these suppliers.

Warranties

The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 3 to 5 years from the date of purchase. The Company also has a lifetime warranty program on Memory products purchased prior to the discontinuation of the product line.

The Company warrants that its hardware products will substantially conform to the Company’s published specifications. Historically, the Company has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every reporting period and makes adjustments to the liability as necessary.

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

	Three Months Ended
	May 31, 2011	May 31, 2010
	(in thousands)
Beginning of period	$100	$68
Accrual for current period warranties	104	41
Acquisition of Indilinx	467	—
Warranty costs incurred	(79)	(38)
End of the period	$592	$71

Standby Letters of Credit. As of May 31, 2011, the Company’s financial guarantees consisted of standby letters of credit outstanding, which were principally related to securing credit lines for inventory purchases. The maximum amount of potential future payments under these arrangements is $1.4 million which is secured by restricted cash.

Indemnifications

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2011.

Contingencies.

In July 2010, we received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which we contended were defective. At that time we accrued approximately $1.25 million for this contingency and an additional $100,000 during the third quarter of fiscal 2011 for potential interest costs. In December 2010, we paid a ‘counter bond’ in cash to the Taoyuan District Court in the amount of $1.28 million for the specific purpose of satisfying our obligation under the court order. On April 25, 2011 the Taoyuan District Court found in favor of the former vendor and we were ordered to pay approximately $1.2 million plus interest of approximately $150,000. Accordingly, $1.28 million of the $1.35 million liability accrued for this matter at February 28, 2011 is considered satisfied, and the remaining balance due of $70,000 is included in “accounts payable” as of February 28, 2011 and May 31, 2011. During June 2011, these payments were made to to the vendor and the case was formally closed.

14.	Segment and geographic information

OCZ operates in a single industry segment and has two product groups comprised of SSD storage and power supplies, memory processing and other. The DRAM memory products have been discontinued as of February 28, 2011.

The following table sets forth the revenue for each of OCZ’s product groups for the periods indicated:

	Three Months Ended
	May 31, 2011	May 31, 2010
	(in thousands)
Product Group Revenue
SSD	$69,122	$13,349
Power supplies/Memory/Other	4,672	20,934
Total	$73,794	$34,283

OCZ’s revenue by major geographic area (based on shipping destination) and our property and equipment, net by geographic region, were as follows:

	Three Months Ended
	May 31, 2011	May 31, 2010
	(in thousands)
Revenue
United States	$17,541	$16,623
Canada	3,307	2,010
Germany	15,397	2,396
Other Europe/Middle East/Africa	25,600	9,813
Rest of World	11,949	3,441
Total	$73,794	$34,283

	May 31, 2011	February 28, 2010
	(in thousands)
Property and equipment, net:
United States	$511	$475
Taiwan	2,512	2,560
Rest of World	423	11
Total	$3,446	$3,046

During the three months ended May 31, 2011 no customer represented more than 10% of net revenue. During the three months ended May 31, 2010, one customer represented 22% of net revenue.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Statement

The following is a discussion of the financial condition and results of operations for our fiscal quarter ended May 31, 2011, herein referred to as “the first quarter of fiscal year 2012” or "the first quarter of 2012". Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the ”Company” and “our” refer to OCZ Technology Group, Inc. on a consolidated basis. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February. Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects and estimates of industry growth for the fiscal quarter ending May 31, 2011 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts and assumptions involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2011, and amended on May 31, 2011, and statements made in other subsequent filings, as they contain information concerning risk, uncertainties and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

We are a leading provider of high performance Solid State Drives (“SSDs”) and Power Supplies for computing devices and systems. Founded in 2002, we are incorporated in Delaware and have our headquarters in San Jose, California and offices in Canada, the Netherlands, Korea and Taiwan. Our fiscal year ends on the last day of February.

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

In addition to our SSD product line, we design, develop, manufacture and distribute other high performance components for computing devices and systems, including thermal management solutions, AC/DC switching PSUs and computer gaming solutions. We are also continuing to sell our remaining inventory of DRAM modules, but sales of these products is not expected to be material going forward.  We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently and cost effectively. Through our diversified and global distribution channel, we offer approximately 250 products to more than 400 customers, including leading retailers, etailers, OEMs and computer distributors.

Sales to our ten largest customers in the fiscal quarter ended May 31, 2011 accounted for approximately 41% of our net revenue. No customer was responsible for 10% or more of our net revenue.

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

On March 25, 2011, we completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions comprise advanced SSD controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance solid state drives. The technology powers a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications.

Results of Operations

The following table sets forth our financial results, as a percentage of net revenue for the periods indicated.

	Quarter Ended May 31,
	2011	2010

Net revenue	100%	100%
Cost of revenue	80	88
Gross profit	20	12
Operating expenses:
Research and development	6	5
Sales and marketing	6	8
General, administrative and operations	8	9
Acquisition Related Costs	2	—
Special inventory charge	4	—
Total operating expenses	26	22
Operating (loss)	(6)	(10)
Other income – net	—	—
Interest and financing costs	—	(1)
Change in fair value of derivative liability	(6)	(3)
(Loss) before income taxes	(12)	(14)
Income tax expense	—	—
Net (loss)	(12)%	(14)%

Net Revenue — Product Group

OCZ’s consolidated net revenue by product group in the first quarter of fiscal year 2012, compared with the corresponding period in 2011, is presented in the table below. Also presented are the related dollar and percentage changes in consolidated net revenue in the first quarter of fiscal year 2012, compared with the corresponding period in 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Revenue by type:
SSD	$69,122	$13,349
Power supplies/memory and other	4,672	20,934
Net revenue	$73,794	$34,283

Increase (decrease):
SSD	$55,773
Power supplies/memory and other	(16,262)
Total increase	$39,511

Percent change:
SSD	418%
Power supplies/memory and other	(78)%
Total percent change	115%

The increase in net revenue in the first quarter of fiscal year 2012, compared to the same period of 2011, was due to stronger worldwide demand for SSD products. In the first quarter of 2012, SSD product sales represented approximately 94% of net revenue compared to 39% in the first quarter of fiscal 2011. The decrease in net revenue of power supplies / memory products in the first quarter of 2012, compared to the same period in 2011, was primarily due to our decision to discontinue sales of our legacy memory products, which had amounted to approximately $15 million in the prior period.

Net Revenue — Geographic

OCZ’s domestic and international net revenue in the first quarter of fiscal year 2012, compared with the corresponding period in 2011, is presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the first quarter of fiscal year 2012, compared with the corresponding period in 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Net revenue:
United States	$17,541	$16,623
International	56,253	17,660
Total	$73,794	$34,283

Increase:
United States	$918
International	38,593
Total increase	$39,511

Percent change:
United States	6%
International	219%
Total percent change	115%

The increase in U.S. net revenue in the first quarter of 2012, compared to the corresponding period in 2011, was principally due to a 187% growth in SSD product net revenue from our domestic customers, which was partially offset by lower revenue from the sale of memory products.

International net revenue in the first quarter of 2012 increased, compared to the corresponding period in 2011 primarily due to increased worldwide demand for SSDs within the EMEA Markets which realized growth of approximately 630% from the first quarter of 2011 to the first quarter of 2012 primarily in Germany. SSD product net revenue within the EMEA Markets was approximately 40% and 56% of total SSD product net revenue for the quarters ending May 31, 2010 and 2011 respectively.

Gross Profit

OCZ’s gross profit and gross profit as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the first quarter of fiscal year 2012, as compared with the corresponding period in 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Gross profit	$14,744	$4,164
As a percentage of net revenue	20%	12%
Increase	$10,580
Percent change	254%

The increase in gross profit in the first quarter of 2012, as compared to the corresponding period in 2011, was primarily due to increased net revenue in 2012. The gross profit percentage of 20% in the first quarter of 2012, compared to 12% in the first quarter of 2011, was higher primarily due to the shift in product mix to our SSD product line from our memory products as our SSD products have higher gross profit margins and represented 94% of net sales in the first quarter of 2012.

In the first quarter of 2012, $11,000 of amortization of intangibles was included in cost of revenue compared to zero in the first quarter of 2011. The higher amortization of intangible expense in the first quarter of 2012 was due to the amortization of intangibles arising from the Indilinx acquisition, which was completed in March 2011. We expect to record approximately $48,000 in amortization of intangibles expenses in cost of revenue in the remaining nine months of 2012, related to intangible assets acquired in connection with the acquisition of Indilinx.

Research and development

OCZ’s research and development expense and the expense as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Research and development	$4,267	$1,564
As a percentage of net revenue	6%	5%
Increase	$2,703
Percent change	173%

The increase in research and development expense in the first quarter of 2012, compared to the corresponding period in 2011, was primarily the result of increased compensation expense of $1.3 million, increased engineering project costs of $0.6 million, increased contract labor expense of $0.2 million, increased stock-based compensation expense of $0.2 million and general overhead expenses of $0.2 million. The increased compensation expense was primarily due to increased engineering headcount and activities related to the Indilinx acquisition, as well as additional hiring of employees engaged in the continued development of our SSD products. The increased engineering project costs were primarily due to material costs and lab equipment related to increased research and development efforts.

Sales and marketing

OCZ’s sales and marketing expense and the expense as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in sales and marketing expense in the first quarter of 2012, as compared with the corresponding period of 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Sales and marketing	$4,494	$2,735
As a percentage of net revenue	6%	8%
Increase	$1,759
Percent change	64%

The increase in sales and marketing expense in the first quarter of 2012, compared to the corresponding period in 2011, was primarily a result of increased marketing costs of $0.9 million, increased compensation expense of $0.7 million and stock based compensation of $0.1 million. The increased marketing costs are primarily due to customer incentive programs which consist of advertising and promotional programs and increased outside advertising. The increased compensation expense is primarily due to higher incentive compensation expense primarily due to increased revenue in the three months ended May 31, 2011 and increased headcount related to increased sales and marketing efforts to support new products, along with the Indilinx acquisition.

General, administrative and operations

OCZ’s general, administrative and operations expense and the expense as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in general, administrative and operations expense in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
General, administrative and operations	$5,645	$3,269
As a percentage of net revenue	8%	10%
Increase	$2,376
Percent change	73%

The increase in general, administrative and operations expense in the first quarter of 2012, compared to the corresponding period in 2011, was primarily a result of increased compensation expense of $1.0 million, increased shipping expense of $0.4 million, increased legal and accounting expenses of $0.4 million and increased stock-based compensation expense of $0.2 million. The increased compensation expense is primarily due to increased headcount related to the Indilinx acquisition. The increase in shipping expense is primarily due to higher freight activity resulting from the increase in sales for the three months ended May 31, 2011. The increase in legal and accounting expense is related to increased consulting and professional services in Korea as well as in our San Jose Corporate Headquarters and the closure of previous legal proceedings.

Acquisition related costs

OCZ’s acquisition related costs expense and the expense as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in acquisition related costs expense in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Acquisition related charges	$1,702	$—
As a percentage of net revenue	2%	—%
Increase	$1,702
Percent change	100%

The increase in acquisition related charges in the first quarter of 2012, compared to the corresponding period in 2011, was due to the acquisition of Indilinx on March 25, 2011.   These acquisition costs were primarily advisory, legal and accounting services.

Special inventory charge

During the three months ended May 31, 2011, the Company recorded a special inventory charge of approximately $3 million and increased the inventory reserves accordingly. This adjustment was to write-off prior generation SSD products and related components which were part of SSD bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which the Company is now targeting, particularly as a result of the equity funding completed in April. This strategy change was adopted late in May and was the result of various product roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011. The key business requirement was to have the newly combined R&D teams focus on future product development for the enterprise markets.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Special inventory charge	$2,975	$—
As a percentage of net revenue	4%	—%
Increase	$2,975
Percent change	100%

Other expense, net

OCZ’s other expense, net, as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Other expense, net	$75	$3
As a percentage of net revenue	—%	—%
Increase	$72
Percent change	2,400%

The increase in other expense, net, in the first quarter of 2012, compared to the corresponding period of 2011, was primarily due to foreign currency transaction losses related to the New Taiwan dollar.

Interest and financing costs

OCZ’s interest and financing costs, and the expense as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in interest and financing costs in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Interest and financing costs	$438	$542
As a percentage of net revenue	—%	2%
Decrease	$(104)
Percent change	(19)%

The decrease in interest and financing costs in the first quarter of 2012, compared to the first quarter of 2011, was primarily due to decreased borrowings during the quarter primarily from the repayment of the bank loan in April 2011.

Adjustment to the fair value of common stock warrants

OCZ’s adjustment to the fair value of common stock warrant expense, and the expense as a percentage of consolidated net revenue in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage change in adjustment to the fair value of common stock warrant expense in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011.

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands, except percentages)
Adjustment to the fair value of common stock warrants	$4,241	$899
As a percentage of net revenue	6%	3%
Increase	$3,342
Percent change	372%

The increase in the adjustment to the fair value of common stock warrants in the first quarter of 2012, compared to the first quarter of 2011, was primarily due to the higher stock price and an increased volatility factor used in the Black-Scholes valuation model.

Income Taxes

OCZ’s provision for income taxes, as a percentage of consolidated net revenue, in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011, are presented in the table below. Also presented are the related dollar and percentage changes in income taxes in the first quarter of fiscal year 2012, as compared with the corresponding period of 2011.

Three months ended
	May 31, 2011	May 31, 2010
(In thousands, except percentages)
Provision for income taxes	$—	$—
As a percentage of loss before income taxes	—%	—%
Increase	$—
Percent change	—%

There was no provision for income taxes in the first quarter of 2012 or in the first quarter of 2011 as a result of the net losses incurred in each period.

All tax periods after December 31, 2005 remain open and subject to audit by various Federal, State and Foreign taxing jurisdictions.  The company changed its tax reporting period from December 31st to the end of fiscal February with the filing of the Company’s 2008 Federal and State Corporate Income Tax Returns.

Liquidity and Capital Resources

	Three months ended
	May 31, 2011	May 31, 2010
	(In thousands)
Net cash used in operating activities	$(22,637)	$(10,357)
Net cash used in investing activities	(291)	(341)
Net cash provided by financing activities	69,758	13,785

As of May 31, 2011, cash and cash equivalents totaled $64.4 million, compared to $17.5 million as of February 28, 2011.

Operating Activities.

Cash used in operations in the first three months of fiscal year 2012 was $22.6 million, resulting from a net loss of $9.1 million, decreased by an aggregate of $9.5 million in non-cash charges and increased by an aggregate of $23.0 million in net change in assets and liabilities. The significant non-cash charges included fair value adjustments of common stock warrants and an inventory reserve provision. The net change in assets and liabilities resulted primarily from an increase in accounts receivable and inventories, and a decrease in accounts payable. The increase in accounts receivable is due to higher revenue which was non-linear during the first quarter of fiscal 2012. The increase in inventory is primarily due to higher sales volumes and new product introductions. The decrease in accounts payable is primarily due to the timing of payments to our vendors.

Cash used in operations for three months ended May 31, 2010 was $10.4 million, resulting from a net loss of $4.8 million, decreased by an aggregate of $1.6 million in non-cash charges and increased by an aggregate of $7.2 million net change in assets and liabilities. The significant non-cash charges included fair value adjustments of common stock warrants, bad debt expenses, depreciation and stock-based compensation expense. The net change in assets and liabilities included an increase in inventory for future sales, an increase in accounts receivable due to higher shipments in the first quarter of fiscal year 2010, an increase in prepaid expenses and a decrease in accounts payable primarily from the payment of inventory purchases in order to open up additional vendor credit limits.

Investing Activities.

Net cash used in investing activities was $0.3 million in the three months ended May 31, 2011, resulting from the purchase of capital equipment primarily to expand our manufacturing facility in Taiwan.

Net cash used in investing activities was $0.3 million in the three months ended May 31, 2010, resulting from capital expenditures of $0.2 million primarily to support our growth and establish our warehouse and manufacturing facility in Taiwan and $0.1 million related to the earn out payments for the 2007 acquisition of PC Power and Cooling.

Financing activities.

Net cash provided by financing activities of $69.8 million for the three months ended May 31, 2011 was primarily the result of net proceeds of $93.7 million from the issuance of common stock related to a stock offering, which was partially offset by the repayment of bank loans of $24.0 million.   Net cash provided by financing activities was $13.8 million for the three months ended May 31, 2010 was primarily from the issuance of common stock of $14.0 million, net of issuance costs.

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

In February 2011 we signed an agreement with SVB for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with SVB and FGI. At that time, we also terminated our FGI Agreement. As part of the termination of FGI, a contractual penalty of $170,000 was paid to FGI and was included in the “Interest and financing costs” caption on the statement of operations for the fiscal year ended February 28, 2011. The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restriction of cash dividends, negative and affirmative covenants with which we must comply. On April 14, 2011 all borrowings under the New SVB Agreement were repaid in full. As a result of the Indilinx acquisition, we executed four amendments to the New SVB Agreement to provide formal waivers on deal approval, subsidiary stock pledges, EBITDA levels and reporting timetables. As of July 14, 2011, we were in compliance with all covenants of the New SVB Agreement. As of May 31, 2011 and June 30, 2011, there were no outstanding loan balances under the New SVB Agreement, and the applicable interest rate is prime + 2.0%. The bank’s prime rate was 4.0% at May 31, 2011.

There is no assurance that we will maintain compliance with all covenants of our Factoring Loan Agreements in the future. If we are in violation of covenants in the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment effectively causing all loan balances to become due.

We anticipate increasing working capital as we continue to expand our business. We intend to fund this continued expansion through the combination of cash generated by operations, increased debt facilities, and potential future equity offerings. We anticipate that working capital will constitute a material use of our cash resources.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Our long-term future capital requirements and financing needs will depend on many factors, including our level of revenue, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and associated infrastructure and the continuing market acceptance of our products. If the sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the three months ended May 31, 2011 or May 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures requires OCZ to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made.

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended February 28, 2011, included in our Annual Report on Form 10-K filed with the SEC on May 17, 2011, and amended on May 31, 2011 and the notes to the condensed consolidated financial statements as of and for the three month period ended May 31, 2011, included herein. Our most critical accounting policies have not changed since February 28, 2011 and include the following:

•	Revenue recognition;

•	Marketing cooperative agreements;

•	Product warranties;

•	Inventory;

•	Income taxes;

•	Goodwill and other intangibles; and

•	Stock-based compensation.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Although the functional currency of some our foreign offices is their local currency, we bill almost all of our sales for our products in U.S. dollars. Accordingly, our results of operations and cash flows are subject to a limited extent to fluctuations due to changes in foreign currency exchange rates. In the event our foreign sales and expenses increase, and we also increase our sales denominated in currencies other than U.S. dollars, our operating results may be more affected by fluctuations in the exchange rates of other currencies. The volatility of applicable rates is dependent on many factors that we cannot forecast with reliable accuracy. At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, because our interest income historically has been negligible and our borrowings have been paid in full as of May 31, 2011, we believe that there is no material risk of exposure.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b)	Internal Controls.

During the first quarter of fiscal year 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings related to the on-going operation of its business, including claims both by and against the Company. At any time, such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers. The Company establishes accruals for its potential exposure, as appropriate, for claims against the Company when losses become probable and reasonably estimable. However, future developments or settlements are uncertain and may require the Company to change such accruals as proceedings progress. Resolution of any currently known matters, either individually or in the aggregate, is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of our SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result we engaged in certain deceptive practices and violated various laws.  We believe that the lawsuit has no merit and we intend to vigorously defend against this litigation.  On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or alternatively, to strike certain allegations.  The Motion is set to be heard on August 2, 2011.  On June 28, 2011 a Case Management Order was issued setting a class certification hearing for May 21, 2012 and a trial date of May 28, 2013.

Item 1a.      Risk Factors

The Company did not have any material changes in risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 17, 2011 and amended on May 31, 2011. The reader should review the Company’s Annual Report in addition to the information provided elsewhere in this quarterly report as it relates to Risk factors.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

OCZ’s Board of Directors has set September 27, 2011 as the date of the 2011 Annual Meeting of Stockholders, which will be more than thirty days prior to the anniversary date of the 2010 annual meeting of stockholders. Therefore, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) and other applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders that July 27, 2011 will be the deadline for submitting stockholder proposals for inclusion in our proxy statement for the 2011 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2011 Annual Meeting. All stockholder proposals must be in compliance with applicable laws and regulations and our bylaws in order to be considered for inclusion in the proxy statement and form of proxy for the 2011 Annual Meeting. Stockholders are advised to review our bylaws, which contain additional procedural and substantive requirements. In addition, if we are not notified by such deadline of an intent to present a proposal at our 2011 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting.

In order for a stockholder proposal regarding the nomination of a director or other business to be brought at the Annual Meeting outside of Rule 14a-8 to be considered timely under our bylaws, notice of the proposal must have been received by the Secretary at the Company’s principal headquarters prior to July 21, 2011. In order for either type of proposal to be considered, such notice must also contain certain information specified in our bylaws.

ITEM 6	EXHIBITS

Exhibit No.	Description
10.1	Share Purchase Agreement, dated March 14, 2011, by and among OCZ, Indilinx, the shareholders of the Indilinx and DLS Law Firm, as Seller Representative.(1)

10.2	First Amendment to Share Purchase Agreement, dated March 21, 2011, by and among OCZ, Indilinx, the Sellers and the Seller Representative.(2)

10.3	Registration Rights Agreement, dated March 25, 2011, by and among OCZ and the sellers who executed the Registration Rights Agreement. (2)

10.4	Escrow Agreement, dated March 25, 2011, by and among OCZ, the Seller Representative and Computershare as escrow agent. (2)

10.5	Amendment No.1 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated March 28, 2011, by and between OCZ and Silicon Valley Bank.(3)

10.6	Amendment No.2 to Amended and Restated Loan and Security Agreement, dated April 21, 2011, by and between OCZ and Silicon Valley Bank.(3)

10.7	Amendment No.3 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated June 21, 2011, by and between OCZ and Silicon Valley Bank.(3)

10.8	Amendment No.4 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and between OCZ and Silicon Valley Bank.(3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2011.

(3) Filed herewith.

(4) Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on July 15, 2011.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer