Form 10-Q
period 2011-08-31
OCZ TECHNOLOGY GROUP INC
filed 2011-10-12
CIK 1355128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 51,751,584 as of September 30, 2011.

OCZ TECHNOLOGY GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) August 31, 2011	February 28, 2011
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,562	$17,514
Restricted cash	62	1,300
Accounts receivable, net of allowances of $2,245 and $2,881	45,008	31,687
Inventory, net	59,003	22,798
Prepaid expenses and other current assets	5,795	2,875

Total current assets	155,430	76,174
Property and equipment, net	3,653	3,046
Intangibles, net	1,746	18
Goodwill	46,834	9,989
Other assets	347	42

Total assets	$208,010	$89,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$—	$20,011
Accounts payable	56,172	40,645
Accrued and other liabilities	8,683	6,137

Total current liabilities	64,855	66,793
Common stock warrant liability	7,132	9,417

Total liabilities	71,987	76,210
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 120,000,000 shares authorized; 51,724,945 and 35,401,908 shares issued and outstanding at August 31, 2011 and February 28, 2011, respectively	129	88
Additional paid-in-capital	197,830	68,749
Accumulated deficit	(61,359)	(55,490)
Accumulated other comprehensive loss	(577)	(288)

Total stockholders’ equity	136,023	13,059

Total liabilities and stockholders’ equity	$208,010	$89,269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenue	$78,454	$38,045	$152,248	$72,328
Cost of revenue	61,523	36,425	120,573	66,544

Gross profit	16,931	1,620	31,675	5,784
Operating expenses:
Research and development	7,182	1,694	11,449	3,258
Sales and marketing	5,850	3,642	10,344	6,377
General, administrative, and operations	5,842	4,852	11,487	8,121
Acquisition related charges	—	—	1,702	—
Special inventory charge	—	—	2,975	—

Total operating expenses	18,874	10,188	37,957	17,756
Loss from operations	(1,943)	(8,568)	(6,282)	(11,972)
Other income (expense), net	2	(8)	(73)	(11)
Interest and financing costs	(221)	(626)	(659)	(1,168)
Adjustment to the fair value of common stock warrants	5,387	2,450	1,146	1,551

Income (loss) before income taxes	3,225	(6,752)	(5,868)	(11,600)
Income tax expense	1	836	1	836

Net Income ( loss)	$3,224	$(7,588)	$(5,869)	$(12,436)

Net Income ( loss) per share:
Basic	$0.06	$(0.29)	$(0.12)	$(0.48)

Diluted	$0.06	$(0.29)	$(0.12)	$(0.48)

Shares used in net income ( loss) per share computation:
Basic	51,600	26,600	47,500	25,800

Diluted	54,700	26,600	47,500	25,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Six months ended
	August 31, 2011	August 31, 2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,869)	$(12,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	841	528
Amortization of intangibles	56	35
Bad debt expense	635	496
Stock-based compensation	1,475	384
Adjustment to deferred tax asset	—	836
Fair value adjustment of stock warrants	(1,146)	(1,551)
Inventory reserve	4,610	2,796
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(13,944)	(8,223)
Inventories	(40,786)	(8,345)
Prepaid expenses and other assets	(2,881)	(704)
Accounts payable	15,008	11,225
Accrued and other liabilities	351	183

Net cash used in operating activities	(41,650)	(14,776)

Cash flows from investing activities:
Purchases of property and equipment	(1,017)	(342)
Increase in deposits	—	21
Business acquisition earn out payments	—	(35)
Acquisition of Indilinx, net of cash acquired	123	—

Net cash used in investing activities	(894)	(356)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	93,601	13,957
Proceeds from stock options exercises, net	615	87
Proceeds from warrant exercises, net	88	—
Proceeds from bank loan	—	2,720
Repayment of bank loans	(24,934)	—
Restricted cash for letter of credit	1,238	—
Repayment of shareholder loan	—	(250)

Net cash provided by financing activities	70,608	16,514

Effect of exchange rate changes on cash and cash equivalents	(16)	(2)

Net increase in cash and cash equivalents	28,048	1,380
Cash and cash equivalents at beginning of period	17,514	1,224

Cash and cash equivalents at end of period	$45,562	$2,604

Supplemental disclosures of cash flow information:
Interest paid	$204	$545
Income tax payments, net	$1	$—
Non-cash investing and financing activities:
Issuance of common stock for Indilinx acquisition	$32,203	$—
Issuance of common stock from cashless warrant exercises	$1,139	$—

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

Reclassifications. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations, or cash flows.

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2011 Form 10-K. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended August 31, 2011, that are of significance or potential significance to the Company.

2. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. OCZ does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

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

The acquisition of Indilinx is expected to expand OCZ’s presence in the embedded, hybrid storage, and industrial markets. The acquisition is also intended to broaden OCZ’s intellectual property resulting from Indilinx’s portfolio of approximately 26 patents and patent applications. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide OCZ with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Indilinx’s net tangible and intangible assets acquired, resulting in goodwill of approximately $36.8 million that was recorded in connection with this acquisition.

The purchase price, net of $0.6 million of cash acquired, was $32.2 million, which consisted of (i) 4.2 million shares of OCZ common stock with a total fair value of approximately $32.2 million, based on the price of OCZ common stock at the time of close, and (ii) approximately $0.6 million of cash paid, representing the fair value of outstanding vested and unvested stock options of Indilinx. The unvested stock options of Indilinx represented the fair value attributed to Indilinx equity awards for which services had already been substantially rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances. The unvested stock options of Indilinx of approximately $137,000 will be paid upon vesting in November 2011 and was recorded as an accrued liability at the close of the acquisition. The Company also incurred a total of $1.7 million of transaction costs which were primarily general and administrative in nature in the quarter ended May 31, 2011. These transaction costs are classified as “Acquisition related charges” on the Condensed Consolidated Statement of Operations for the six months ended August 31, 2011.

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

The results of operations of Indilinx are included in OCZ’s Consolidated Statements of Operations from March 25, 2011, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$554
Other current assets	170
Fixed assets	431
Other tangible assets acquired	216
Intangible assets:
Existing technology	64
In-process technology	1,520
Customer lists and related relationships	75
Trademarks and trade names	125
Goodwill	36,845

Total assets acquired	40,000
Loans payable	(4,381)
Accounts payable	(519)
Other accrued liabilities	(2,327)

Net assets acquired	32,773
Less: cash acquired	(554)

Net purchase price	$32,219

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired, and liabilities assumed, as of March 25, 2011. The Company used an overall discount rate of approximately 15% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Indilinx’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

•

The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Royalty Savings Method”. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 15%;

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

The existing technology, patents/core technology, customer contracts, and related relationships and trade names/trademarks are amortized using the straight-line method, which reflects future projected cash flows.

The residual purchase price of $36.8 million has been recorded as goodwill.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the six months ended August 31, 2010 and 2011 summarizes the combined results of operations as if the Indilinx acquisition had been completed on March 1, 2010. The unaudited pro forma financial information for fiscal 2012 combines the results for OCZ for the six months ended August 31, 2011, which includes the results of Indilinx subsequent to March 25, 2011 the date of acquisition, and the historical results of Indilinx from March 1, 2011 through March 25, 2011. The unaudited pro forma financial information for the six months ended August 31, 2010 combines the results for OCZ for the six months ended August 31, 2010 and the historical results of Indilinx for the six months ended June 30, 2010.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Six months ended
	August 31, 2011	August 31, 2010
	(In thousands, except per share amounts)
Net revenue	$152,328	$73,133
Net loss	(5,867)	(13,508)
Net loss per share — basic and diluted	$(0.13)	$(0.51)

For the period from the acquisition closing through August 31, 2011, Indilinx products contributed revenue, excluding intercompany sales, of $0.4 million and a net operating loss of $2.5 million.

4. Fair Value

OCZ’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, and loans payable. The carrying value of these financial instruments approximate fair value as they are short-term to maturity. Derivative liabilities consist of common stock warrants and are classified as level 3 liabilities under the Fair Value Hierarchy.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the six months ended August 31, 2011, there were no nonrecurring fair value measurements of assets subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 and February 28, 2011 based on the three-tier fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Total
August 31, 2011
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$4,089	$—	$—	$4,089
Money market funds	41,473	—	—	41,473

Total assets measured and recorded at fair value	$45,562	$—	$—	$45,562

Liabilities
Loans payable	$—	$—	$—	$—
Common stock warrant liability:	—	—	7,132	7,132

Total liabilities measured and recorded at fair value	$—	$—	$7,132	$7,132

February 28, 2011
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$6,890	$—	$—	$6,890
Money market funds	10,624	—	—	10,624

Total assets measured and recorded at fair value	$17,514	$—	$—	$17,514

Liabilities
Loans payable	$20,011	—	$—	20,011
Common stock warrant liability	—	$—	9,417	$9,417

Total liabilities measured and recorded at fair value	$20,011	$—	$9,417	$29,428

A schedule of the activity related to derivative warrants during the six months ended August 31, 2011 is included in Note 11 as part of the “Warrants” section.

5. Inventory

Inventories at the end of each period were as follows:

	August 31, 2011	February 28, 2011
	(in thousands)
Raw materials	$47,450	$13,072
Work in progress	10,296	9,556
Finished goods	6,062	3,316

	63,808	25,944
Inventory reserve	(4,805)	(3,146)

Total net inventory	$59,003	$22,798

During the three months ended May 31, 2011, the Company recorded a special inventory charge of approximately $3.0 million and increased the inventory reserves accordingly. This adjustment was to write-off prior generation SSD products and related components which were part of SSD bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which the Company is now targeting, particularly as a result of the equity funding completed in April 2011. This strategy change was adopted late in May and was the result of various product roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011. The key business requirement was to have the newly combined R&D teams focus on future product development for the enterprise markets.

During the six months ended August 31, 2011, the Company increased inventory reserves by approximately $2.0 million related to significant prototype research and development efforts in connection with numerous new product introductions. Other inventory reserves related to the discontinued DRAM memory products at the end of fiscal 2011were reduced by approximately $.4 million during the six months ended August 31, 2011.

During the six months ended August 31, 2011, the Company has increased overall inventory levels as a strategic initiative to ensure a proper continuity of supply of key components to prepare for current and potential future increases in sales.

6. Goodwill and other intangible assets

The following is a summary of goodwill and intangible assets as of August 31, 2011 and February 28, 2011:

	August 31, 2011			February 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$64	$(27)	$37	$—	$—	$—
In-process technology	1,520	—	1,520	—	—	—
Customer relationships/contracts	75	(6)	69	—	—	—
Trademarks and trade names	571	(451)	120	446	(428)	18

Subtotal of identifiable intangibles	2,230	(484)	1,746	446	(428)	18
Goodwill	46,834	—	46,834	9,989	—	9,989

Total goodwill and other intangibles	$49,064	$(484)	$48,580	$10,435	$(428)	$10,007

The change in the carrying amount of goodwill for the six months ended August 31, 2011 is as follows:

Goodwill
(In thousands)
Balance at beginning of period	$9,989
Acquisition of Indilinx	36,845

Balance at end of period	$46,834

For the six months ended August 31, 2011, the Company recorded approximately $56,000 of amortization expense for identified intangibles, of which approximately $27,000 was included in cost of revenue. For the six months ended August 31, 2010, the Company recorded approximately $35,000 of amortization expense for identified intangibles, of which zero was included in cost of revenue. The estimated future amortization expense of purchased intangible assets with definite lives is as follows as of August 31, 2011:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending February 28 or 29,
2012 (remaining 6 months)	$32	$14	$46
2013	5	28	33
2014	—	28	28
2015	—	28	28
2016 and thereafter	—	91	91

Total	$37	$189	$226

7. Bank loan and notes payable

In July 2009, OCZ entered into a Sale of Accounts and Security Agreement with Faunus Group International, Inc., pursuant to which OCZ was able to factor its foreign receivables up to $10 million in the aggregate (the “FGI Agreement”). Additionally, in July 2009, OCZ entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement” and collectively with the FGI Agreement, the “Factoring Loan Agreements”) to factor all its domestic receivables up to $10 million in the aggregate. The SVB Agreement also capped the aggregate debt under both Factoring Loan Agreements to $14 million until May 10, 2010 at which time the $14 million cap was increased to $17.5 million. Under the Factoring Loan Agreements, OCZ has guaranteed its obligations there under and has pledged substantially all of its assets as security.

In February 2011, the Company signed an agreement with SVB for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with SVB and FGI. At that time, the Company also terminated the FGI Agreement. As part of the termination of FGI, a contractual penalty of $170,000 was paid to FGI. The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (OCZ’s cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restrictions of cash dividends, negative, and affirmative covenants with which OCZ must comply. On April 14, 2011 all borrowings under the New SVB Agreement were repaid in full. As a result of the Indilinx acquisition, the Company executed four amendments to the New SVB Agreement to provide formal waivers on deal approval, subsidiary stock pledges, EBITDA levels, and reporting timetables. As of August 31, 2011, the Company was in compliance with all covenants of the New SVB Agreement, there were no outstanding loan balances, and the applicable interest rate is prime + 2.0%. The bank’s prime rate was 4.0% at August 31, 2011.

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

8. Income Taxes

The Company uses an estimated annual effective tax rate to measure the income tax benefit or expense recognized in each interim period. For the six months ended August 31, 2011, the Company generated operating losses. The Company’s effective tax rate for the six months ended August 31, 2011 and 2010 was zero.

The Company has maintained a valuation allowance fully offsetting its gross deferred tax assets in accordance with the provisions of ASC 740, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets. The valuation allowance is reviewed quarterly and is maintained until management determines there is sufficient positive evidence such that it is more likely than not that its deferred tax assets will be realized to support a reversal. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies, and tax planning strategies. Any release of the valuation allowance will be recorded as a tax benefit increasing net income and will not affect the amount of cash paid for income taxes.

9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the six months ended August 31, 2011, because potential common shares, such as common shares issuable under the exercise of stock options or warrants, are only considered when their effect would be dilutive.

The following table shows the potentially dilutive shares, consisting of options and warrants, for the periods presented that were excluded from the net loss per share computations because their effect was anti-dilutive:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(in thousands)		(in thousands)
Potentially dilutive equity awards outstanding
Stock options	—	1,107	1,826	1,270
Warrants	—	23	1,518	40

Total	—	1,130	3,344	1,310

Following is a reconciliation of the numerators and denominators of the basic and diluted net income ( loss) per share computations for the three and six months ended August 31, 2011 and August 31, 2010:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income ( loss); (numerator)	$3,224	$(7,588)	$(5,869)	$(12,436)

Shares calculation (denominator):
Weighted average shares outstanding – basic	51,600	26,600	47,500	25,800
Effect of dilutive securities:
Potential common stock relating to stock options and warrants	3,100	—	—	—

Weighted average shares outstanding – diluted	54,700	26,600	47,500	25,800

Net income (loss) per share – basic	$0.06	$(0.29)	$(0.12)	$(0.48)

Net income ( loss) per share – diluted	$0.06	(0.29)	$(0.12)	$(0.48)

10. Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) was as follows:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands)		(In thousands)
Net income (loss)	$3,224	$(7,588)	$(5,869)	$(12,436)
Foreign currency translation	(49)	(2)	(289)	(2)

Total comprehensive income (loss)	$3,175	$(7,590)	$(6,158)	$(12,438)

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

On December 9, 2010, OCZ issued 4,210 shares of common stock valued at approximately $20,000 in connection with an engagement letter dated December 9, 2009 by and between OCZ Technology Group, Inc., and Merriman Capital, Inc., for various financial consulting services.

On January 7, 2011, OCZ issued 150,000 shares of common stock valued at $750,000 in connection with a securities purchase agreement between OCZ Technology Group, Inc., and MICSYS Technology Co., Ltd., who is a vendor.

In March 2011, OCZ issued 4,160,630 shares of common stock in connection with the acquisition of Indilinx Co., Ltd., which was completed on March 25, 2011. In connection with this acquisition, a registration statement for 4,160,630 shares was filed with the SEC on May 17, 2011, amended on June 15 and June 17, 2011 and declared effective as of June 17, 2011.

On April 13, 2011, OCZ issued 11,730,000 shares of common stock in a public offering. The net proceeds to the Company were approximately $93.7 million, which is net of underwriters’ discounts and commissions of approximately $5.3 million and related legal, accounting, printing, and other costs totaling approximately $0.7 million.

The following table summarizes the weighted average shares outstanding for the six months ended August 31, 2011.

Six months ended August 31, 2011
(in thousands)
Shares outstanding, beginning	35,402
Weighted-average shares issued from:
Exercise of stock options and warrants	198
Public stock offering	8,334
Indilinx acquisition	3,566
Series A Preferred stock converted	—

Weighted-average shares, basic	47,500
Effect of dilutive stock options and warrants	—

Weighted-average shares, diluted	47,500

Warrants

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share. These warrants are subject to certain anti-dilution adjustments and, as a result of the November 2, 2010 financing, these warrants were subject to a price adjustment calculation which resulted in a new exercise price of $4.87 per share. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. During the six months ended August 31, 2011, 166,666 warrants were exercised on a cashless basis resulting in the issuance of 84,845 common shares. At August 31, 2011, there are 2,249,168 warrants outstanding.

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $2,081,000 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was increased to $7,132,108 as of August 31, 2011. The non-cash income adjustments recorded in the Statement of Operations for the three and six months ended August 31, 2011 were approximately $5,387 and $1,146, respectively. OCZ is required to continue to adjust the warrants to fair value through current period operations for each reporting period.

In connection with the March 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 77,275 shares of the Company’s common stock at $5.25 per share. The placement agent warrants contain certain piggyback registration rights. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. As of February 28, 2011, 148,600 warrants were exercised resulting in the issuance of the additional 77,275 warrants. At August 31, 2011, there are a total of 83,325 warrants outstanding.

In November 2010, OCZ issued warrants to purchase up to an aggregate of 1,784,996 shares of its common stock at an exercise price of $5.25 per share. These warrants became exercisable on May 3, 2011 and as of August 31, 2011 are all outstanding.

In connection with the November 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 214,198 shares of the Company’s common stock at an exercise price of $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares of the Company’s common stock at an exercise price of $5.25 per share. The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on November 2, 2015 and may be exercised by the holders on a cashless basis. As of February 28, 2011, 214,198 warrants were exercised resulting in the issuance of the additional 53,549 warrants. At August 31, 2011, there are 53,549 warrants outstanding.

In December 2010, OCZ issued warrant instruments in connection with certain service agreements. These warrants are exercisable into an aggregate of 27,000 shares of common stock at an exercise price of $4.03 per share and expire between November 12, 2011 and May 12, 2012. During the six months ended August 31, 2011, 20,000 warrants were exercised and at August 31, 2011 there are 5,000 warrants outstanding.

In January 2011, OCZ issued a warrant to a vendor in connection with a securities purchase agreement. The warrant is exercisable into an aggregate of 25,000 shares of common stock at an exercise price of $5.00 per share and expires between January 7, 2011 and January 6, 2012. At August 31, 2011, there are 25,000 warrants outstanding.

The following table summarizes warrant activity for the six months ended August 31, 2011.

	Number of Shares	Exercise Price	Total Exercise Price	Weighted Average Exercise Price
Balance at February 28, 2011	4,389,604	$3.00-$5.25	$22,068,133	$5.03
Warrants granted	—		—
Warrants exercised	(188,666)	$4.03-$5.25	(900,324)	4.77
Warrant forfeited	—		—

Balance at August 31, 2011	4,200,938	$3.00-$5.25	$21,167,809	$5.04

The following table represents a reconciliation of the outstanding warrants that are classified as derivative liabilities, which are Level 3 liabilities, held during the six months ended August 31, 2011:

Common Stock Warrants
Balance at February 28, 2011	$9,416,917
Exercises at fair value	(1,139,002)
Fair value adjustment	(1,145,807)

Balance at August 31, 2011	$7,132,108

The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: Dividend yield: 0%, Volatility: 73.9%, Expected life: 3.56 years, risk free interest rate: .96% and a current share price as of August 31, 2011 of $5.67

12. Benefit Plans

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

The following table summarizes option activity for the six months ended August 31, 2011:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price Per Option

Balance at February 28, 2011	1,985,754	4,025,056	$4.05
Options granted	(1,383,000)	1,383,000	7.70
Options exercised	—	(325,646)	2.05
Options forfeited	237,234	(237,224)	4.92

Balance at August 31, 2011	839,988	4,845,186	$5.19

Options vested and exercisable at August 31, 2011		1,334,623

Options vested and expected-to-vest at August 31, 2011		4,845,186

The weighted-average fair value of options granted for the six months ended August 31, 2011 and 2010 was approximately $4.42 and $1.39, respectively.

The following table summarizes information regarding stock options outstanding at August 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at August 31, 2011	Weighted- Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at August 31, 2011	Weighted Average Exercise Price
$ 0.4 — 2.04	794,911	7.90	$1.24	383,697	$1.22
2.05 — 3.68	964,473	8.42	2.85	324,681	2.96
3.69 — 5.31	856,617	8.82	4.46	244,950	4.54
5.32 — 6.95	4,000	5.29	5.33	4,000	5.33
6.96 — 8.59	2,225,185	9.14	7.89	377,295	8.20

	4,845,186	8.73	$5.19	1,334,623	$4.24

The weighted-average remaining contractual life for all exercisable stock options at August 31, 2011 was 7.48 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at August 31, 2011 was 8.73 years.

Aggregate intrinsic value of options exercisable at August 31, 2011 was $2.86 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $7.28 million at August 31, 2011. Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $5.67 as of August 31, 2011, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the market value of the common stock at the time of exercise. The aggregate intrinsic value of exercised stock options was $2.20 million during the six months ended August 31, 2011.

Stock-based Compensation

The following table summarizes stock-based compensation costs in OCZ’s Condensed Consolidated Statements of Operations for the six months ended August 31, 2011 and 2010:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands)		(In thousands)
Employee stock-based compensation in:
Research and development expense	$368	$66	$645	$127
Sales and marketing expense	151	46	273	88
General, administrative and operations expense	280	88	557	169

Total stock-based compensation	$799	$200	$1,475	$384

As of August 31, 2011, total unamortized stock-based compensation cost related to unvested stock options was approximately $9.4 million. This amount will be recognized as expense using the straight-line method over the remaining weighted-average amortization period of 1.25 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Expected life (in years)	4.13	4.46	4.23	4.32
Volatility	73.9%	43%	73.8%	45%
Risk-free interest rate	1.74%	2.01%	1.87%	2.02%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The expected life for stock options under the stock incentive plan represents the weighted-average period that the stock options are expected to remain outstanding. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.

OCZ uses the historical volatility over the expected term of the options to estimate the expected volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of OCZ’s employee stock options and employee stock purchase plan awards. The dividend yield assumption is based on the Company’s history and lack of an expectation of dividend payouts.

13. Commitments and contingencies

Lease Commitments

OCZ and its subsidiaries lease office and warehouse facilities under lease terms expiring at various dates through fiscal year 2019. During the six months ended August 31, 2011, OCZ entered into a new lease for their Corporate Headquarters located in San Jose, California and renewed short-term leases in Taiwan and Korea. As of August 31, 2011, the future minimum payments due under these non-cancelable lease agreements are as follows:

Fiscal years ending February 28/29	(in thousands)
2012 (6 months)	$452
2013	789
2014	751
2015	787
2016	851
2017 and thereafter	2,194

Total	$5,824

Non-cancelable Purchase Commitments

The Company enters into various inventory related purchase commitments with its suppliers. The Company had approximately $30 million in non-cancelable purchase commitments with certain suppliers as of August 31, 2011. Substantially all of these commitments relate to a continuity of supply arrangement which the Company has entered into with a key supplier. All purchases from these suppliers are expected to sell in the normal course of business.

Warranties

OCZ provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 3 to 5 years from the date of purchase. The Company also has a lifetime warranty program on Memory products purchased prior to the discontinuation of the product line.

The Company warrants that its hardware products will substantially conform to the Company’s published specifications. Historically, the Company has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every reporting period and makes adjustments to the liability as necessary.

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(in thousands)		(in thousands)
Beginning of period	$592	$71	$100	$68
Accrual for current period warranties	278	6	382	36
Acquisition of Indilinx	—	—	467	—
Warranty costs incurred	(249)	(3)	(328)	(30)

End of the period	$621	$74	$621	$74

Standby Letters of Credit

As of August 31, 2011, all standby letters of credit related to securing credit lines for inventory purchases were irrevocably released. The Company continues to financially guarantee certain lease requirements related to their new San Jose Corporate Headquarters in the amount of approximately $62,000 in the form of a standby letter of credit and accordingly, this amount is included as restricted cash on the Condensed Consolidated Balance Sheet as of August 31, 2011.

Indemnifications

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks, or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2011.

Contingencies

In July 2010, OCZ received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which OCZ contended were defective. At that time OCZ accrued approximately $1.25 million for this contingency and an additional $100,000 during the third quarter of fiscal 2011 for potential interest costs. In December 2010, OCZ paid a ‘counter bond’ in cash to the Taoyuan District Court in the amount of $1.28 million for the specific purpose of satisfying OCZ’s obligation under the court order. On April 25, 2011, the Taoyuan District Court found in favor of the former vendor and OCZ was ordered to pay approximately $1.2 million plus interest of approximately $150,000. During June 2011, these payments were made to the vendor and the case was formally closed.

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of our SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result we engaged in certain deceptive practices and violated various laws. As of August 31, 2011, the Company has not recognized this contingency within the financial statements presented as we believe that the lawsuit has no merit and we intend to vigorously defend against this litigation. On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or alternatively, to strike certain allegations. The Motion was heard on August 2, 2011 and awaits a decision by the court. On June 28, 2011 a Case Management Order was issued setting a class certification hearing for May 21, 2012 and a trial date of May 28, 2013.

On September 7, 2011 a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. We have not yet been served with a copy of the complaint. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. As of August 31, 2011, the Company has not recognized this contingency within the financial statements presented as we believe the complaint has no merit and we intend to vigorously defend ourselves.

14. Segment and geographic information

OCZ operates in a single industry segment and has two product groups comprised of SSD storage and power supplies, memory processing, and other. These products are sold into multiple markets including client, server/high performance, and enterprise. The DRAM memory products have been discontinued as of February 28, 2011.

The following table sets forth the revenue for each of OCZ’s product groups for the periods indicated:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(in thousands)		(in thousands)
Product Group Revenue
SSD	$71,077	$20,187	$140,199	$33,536
Power supplies/Memory/Other	7,377	17,858	12,049	38,792

Total	$78,454	$38,045	$152,248	$72,328

OCZ’s revenue by major geographic area (based on shipping destination) and the Company’s property and equipment, net by geographic region, were as follows:

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(in thousands)		(in thousands)
Revenue
United States	$22,619	$16,955	$40,160	$33,578
Canada	3,276	2,105	6,583	4,115
Germany	16,226	4,581	31,623	6,977
Other Europe/Middle East/Africa	25,615	9,919	51,215	19,732
Rest of World	10,718	4,485	22,667	7,926

Total	$78,454	$38,045	$152,248	$72,328

	August 31, 2011	February 28, 2011
	(in thousands)
Property and equipment, net:
United States	$552	$475
Taiwan	2,487	2,560
Rest of World	614	11

Total	$3,653	$3,046

During the six months ended August 31, 2011 no customer represented more than 10% of net revenue. During the six months ended August 31, 2010, one customer represented 20% of net revenue.

15. Subsequent Events

On October 5, 2011, the Company signed a definitive agreement to acquire the PLX UK Design Team located in Abingdon, United Kingdom and certain assets and IP licenses from PLX Technology. This transaction will allow the Company to accelerate solid state drive development due to increased access to IP resources and an experienced innovative team of approximately 40 engineers. The agreement is expected to be finalized by the end of October 2011.

On October 6, 2011, the Company signed a five-year operating lease commencing on November 15, 2011 for a new manufacturing plant in Taiwan. This will allow further expansion of its production capabilities and help increase operating efficiencies. The minimum lease commitments over the five-year term are approximately $2.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following is a discussion of the financial condition and results of operations for our three and six months ended August 31, 2011, of fiscal year 2012 compared to the corresponding periods of fiscal year 2011. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc., on a consolidated basis. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February. Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies, and prospects and estimates of industry growth for the fiscal quarter ending August 31, 2011 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts, and assumptions involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties, and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture, and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2011, and amended on May 31, 2011, and statements made in other subsequent filings, as they contain information concerning risk, uncertainties, and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

We are a leading provider of high performance Solid State Drives (“SSDs”) and Power Supplies for computing devices and systems. Founded in 2002, we are incorporated in Delaware and have our headquarters in San Jose, California and offices in Canada, the Netherlands, Korea, and Taiwan. Our fiscal year ends on the last day of February.

Historically, we primarily focused on developing, manufacturing, and selling high-performance DRAM memory modules to individual computing enthusiasts through catalog and online retail channels. As the market for SSDs began to develop over the last several years, we have shifted our focus to serve this emerging market as our primary focus. We believe that our strong R&D foundation in memory has provided a solid R&D platform and natural transition to develop our SSD capabilities, given the technological similarities between product categories. We began to implement a strategy to shift our focus towards the emerging SSD market in early 2009, which has resulted in our revenue mix shifting heavily towards SSDs, which became a majority of our business in calendar 2010. As a result, our target customers are increasingly enterprises and original equipment manufacturers (or “OEMs”). In August 2010, we announced that we planned to deemphasize our legacy memory products by discontinuing certain low margin commodity DRAM module products. By February 28, 2011, the end of our fiscal year 2011, we had discontinued our legacy memory products to focus on SSDs in accordance with our previously announced plans.

In addition to our SSD product line, we design, develop, manufacture, and distribute other high performance components for computing devices and systems, including caching solutions and AC/DC switching PSU products. We are also continuing to sell our remaining inventory of DRAM modules, but sales of these products are not expected to be material going forward. We offer our customers flexibility and customization by providing a broad array of solutions which are interoperable and can be configured alone or in combination to make computers run faster, more reliably, efficiently, and cost effectively. Through our diversified and global distribution channel, we currently offer approximately 200 products to more than 400 customers, including leading retailers, etailers, OEMs, and computer distributors.

Sales to our ten largest customers during the six months ended August 31, 2011 accounted for approximately 64% of our net revenue. No customer represented more than 10% of net revenue during that period.

We develop flexible and customizable component solutions quickly and efficiently to meet the ever changing market needs and provide superior customer service. We believe our high performance computer components offer the speed, density, size, and reliability necessary to meet the special demands of:

•	industrial equipment and computer systems;

•	computer and computer gaming enthusiasts;

•	mission critical servers and high end workstations;

•	personal computer (“PC”) upgrades to extend the useable life of existing PCs;

•	high performance computing and scientific computing;

•	video and music editing and content creation;

•	home theater PCs and digital home convergence products; and

•	digital photography and digital image manipulation computers.

We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process, and reduces time-to-market.

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

Results of Operations

The following table sets forth our financial results, as a percentage of net revenue for the periods indicated.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.4	95.7	79.2	92.0

Gross profit	21.6	4.3	20.8	8.0
Operating expenses:
Research and development	9.2	4.4	7.5	4.5
Sales and marketing	7.5	9.6	6.8	8.8
General, administrative and operations	7.4	12.8	7.6	11.2
Acquisition related charges	—	—	1.1	—
Special inventory charge	—	—	2.0	—

Total operating expenses	24.1	26.8	25.0	24.5

Operating (loss)	(2.5)	(22.5)	(4.2)	(16.5)
Other income – net	—	—	(0.1)	—
Interest and financing costs	(0.3)	(1.6)	(0.4)	(1.6)
Change in fair value of derivative liability	6.9	6.4	0.8	2.1

Income (loss) before income taxes	4.1	(17.7)	(3.9)	(16.0)
Income tax expense	—	2.2	—	1.2

Net Income (loss)	4.1%	(19.9)%	(3.9)%	(17.2)%

Net Revenue — Product Group

OCZ’s consolidated net revenue by product group in the three and six months ended August 31, 2011, compared to the corresponding prior year periods, is presented in the table below. Also presented are the related dollar and percentage changes in consolidated net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Revenue by type:
SSD	$71,077	$20,187	$140,199	$33,536
Power supplies/memory and other	7,377	17,858	12,049	38,792

Net revenue	$78,454	$38,045	$152,248	$72,328

Increase (decrease):
SSD	$50,890		$106,663
Power supplies/memory and other	(10,481)		(26,743)

Total increase	$40,409		$79,920

Percent change:
SSD	252%		318%
Power supplies/memory and other	(59)%		(69)%
Total percent change	106%		110%

The increase in net revenue in the three months ended August 31, 2011, compared to the same period last year, was due to a significant increase in the worldwide demand for our SSD products. SSD net revenue increased 252% from the three months ended August 31, 2011 compared to the same period last year. In the three months ended August 31, 2011, SSD net product sales represented approximately 91% of total net revenue compared to approximately 53% in the same period last year. The decrease in net revenue of power supplies / memory products in the three months ended August 31, 2011, compared to the same period last year, was primarily due to our decision to discontinue sales of our legacy memory products, which had amounted to approximately $13 million in the prior year period but were insignificant for the three months ended August 31, 2011.

The increase in net revenue in the six months ended August 31, 2011, compared to the same period last year, was due to a significant increase in the worldwide demand for our SSD products. SSD net revenue increased 318% from the six months ended August 31, 2011 compared to the same period last year. In the six months ended August 31, 2011, SSD net product sales represented approximately 92% of total net revenue compared to approximately 46% in the same period last year. The decrease in net revenue of power supplies / memory products in the six months ended August 31, 2011, compared to the same period last year, was primarily due to our decision to discontinue sales of our legacy memory products, which had amounted to approximately $28 million in the prior year period but were insignificant for the six months ended August 31, 2011.

Net Revenue — Geographic

OCZ’s domestic and international net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods, is presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Net revenue:
United States	$22,619	$16,955	$40,160	$33,578
International	55,835	21,090	112,088	38,750

Total	$78,454	$38,045	$152,248	$72,328

Increase:
United States	$5,664		$6,582
International	34,745		73,338

Total increase	$40,409		$79,920

Percent change:
United States	33%		20%
International	165%		189%
Total percent change	106%		110%

The increase in U.S. net revenue in the three months ended August 31, 2011, compared to the same period last year, was principally due to a 141% growth in SSD product net revenue from our domestic customers, which was partially offset by lower net revenue from the sale of memory products.

The increase in International net revenue in the three months ended August 31, 2011 compared to the same period last year was primarily due to increased worldwide demand for SSDs within EMEA Markets which realized growth of approximately 338%, primarily in Germany, for the three months ended August 31, 2011 compared to the same period last year. SSD product net revenue within EMEA Markets was approximately 52% for the six months ended August 31, 2011 compared to 42% in the prior year period.

The increase in U.S. net revenue in the six months ended August 31, 2011, compared to the same period last year was principally due to a 159% growth in SSD product net revenue from our domestic customers, which was partially offset by lower revenue from the sale of memory products.

The increase in International net revenue in the six months ended August 31, 2011, compared to the same period last year was primarily due to increased worldwide demand for SSDs within EMEA Markets which realized growth of approximately 450%, primarily in Germany, for the six months ended August 31, 2011 compared to the same period last year. SSD product net revenue within EMEA Markets was approximately 54% for the six months ended August 31, 2011 compared to 41% of total SSD product net revenue in the prior year period.

Gross Profit

OCZ’s gross profit and gross profit as a percentage of consolidated net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the three and six months ended August 31, 2011 compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Gross Profit	$16,931	$1,620	$31,675	$5,784
As a percentage of net revenue	21.6%	4.3%	20.8%	8.0%
Increase	$15,311		$25,891
Percent change	945%		448%

The increase in gross profit for the three and six months ended August 31, 2011, as compared to the same period last year was primarily due to a significant increase in net revenue and an increased level of direct material purchasing versus using brokers. The gross profit percentage for the three and six months ended August 31, 2011, compared to the same period last year was higher primarily due to the shifts in direct material purchasing and in the product mix to our SSD product line in 2011 from our memory products which included approximately a $2.8 million inventory reserve charge in the six months end August 31, 2010 due to the decision to discontinue sales of our legacy memory products. Our SSD products have higher gross profit margins and represented approximately 91% and 92% of net sales for the three and six months ended August 31, 2011, respectively.

Research and Development

OCZ’s research and development expense and the expense as a percentage of consolidated net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the three and six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Research and development	$7,182	$1,694	$11,449	$3,258
As a percentage of net revenue	9.2%	4.5%	7.5%	4.5%
Increase	$5,488		$8,191
Percent change	324%		251%

The increase in research and development expense in the three months ended August 31, 2011, compared to the same period last year was primarily the result of increased engineering project costs of $3.1 million, increased compensation expense of $1.7 million, increased stock-based compensation expense of $0.3 million and an increase in general overhead expenses including depreciation of $0.4 million.

The increase in research and development expense in the six months ended August 31, 2011, compared to the same period last year, was primarily the result of increased engineering project costs of $3.2 million, increased compensation expense of $3.7 million, increased contract labor expense of $0.4 million, increased stock-based compensation expense of $0.5 million, and general overhead expenses of $0.4 million.

The increased engineering project costs were primarily due to significant expedited material and tooling costs related to new prototype builds which have no alternative future use as well as lab equipment and supplies which were all related to increased research and development efforts for new product introductions. The increased compensation expense was primarily due to increased engineering headcount related to the Indilinx acquisition, as well as additional hiring of employees engaged in the continued development of our SSD products.

Sales and Marketing

OCZ’s sales and marketing expense and the expense as a percentage of consolidated net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in sales and marketing expense in the three and six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Sales and marketing	$5,850	$3,642	$10,344	$6,377
As a percentage of net revenue	7.5%	9.6%	6.8%	8.8%
Increase	$2,208		$3,967
Percent change	61%		62%

The increase in sales and marketing expense in the three months ended August 31, 2011, compared to the same period last year, was primarily a result of increased marketing costs of $0.8 million, compensation expense of $1.0 million, increased travel and direct marketing of $0.3 million and stock based compensation expense of $0.1 million.

The increase in sales and marketing expense in the six months ended August 31, 2011, compared to the same period last year, was primarily a result of increased marketing costs of $1.6 million, increased compensation expense of $1.7 million, increased travel and direct marketing of $0.4 million and stock based compensation of $0.2 million.

The increased marketing costs are primarily due to customer incentive programs which consist of advertising and promotional programs and increased outside advertising expense needed to accelerate new product introductions during the three and six months ended August 31, 2011. The increased compensation expense is primarily due to higher incentive compensation expense related to increased revenue in the three and six months ended August 31, 2011 and increased headcount required to support the sales and marketing efforts for existing and new product introductions. The acquisition of Indilinx also contributed to an increase in compensation expense for the three and six months ended August 31, 2011.

General, Administrative, and Operations

OCZ’s general, administrative, and operations expense and the expense as a percentage of consolidated net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods are presented in the table below. Also presented are the related dollar and percentage change in general, administrative, and operations expense in the three and six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
General, administrative, and operations	$5,842	$4,852	$11,487	$8,121
As a percentage of net revenue	7.4%	12.8%	7.6%	11.2%
Increase	$990		$3,366
Percent change	20%		41%

The increase in general, administrative, and operations expense in the three months ended August 31, 2011, compared to the same period last year, was primarily a result of increased compensation expense of $1.1 million, increased shipping expense of $0.4 million, increased stock-based compensation expense of $0.2 million and a reduction in legal, accounting and on-going public reporting costs of $0.9 million.

The increase in general, administrative, and operations expense in the six months ended August 31, 2011, compared to the same period last year, was primarily a result of increased compensation expense of $2.1 million, increased shipping expense of $0.8 million, increased stock-based compensation expense of $0.4 million, an increase in general overhead costs of $0.5 million and a reduction in legal, accounting and on-going public reporting costs of $0.5 million.

The increased compensation expense is primarily due to increased headcount in our corporate headquarters, Taiwan manufacturing operations as well as increases related to the Indilinx acquisition in the six months ended August 31, 2011. The increase in shipping expense is primarily due to higher freight activity resulting from the 110% increase in sales for the six months ended August 31, 2011 compared to the same period last year. The decrease related to legal, accounting and on-going public reporting costs was mostly related to the 2010 legal action asserted by a former vendor which was settled in the six months ended August 31, 2011.

Acquisition Related Costs

OCZ’s acquisition related costs expense and the expense as a percentage of consolidated net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in acquisition related costs expense in the three and six months ended August 31, 2011, compared to the corresponding prior year period.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Acquisition related costs	$—	$—	$1,702	$—
As a percentage of net revenue	0%	—%	1.1%	—%
Increase	$—		$1,702
Percent change	00%		100%

The increase in acquisition related charges in the six months ended August 31, 2011compared to the same period last year, was due to the acquisition of Indilinx on March 25, 2011. These acquisition costs were primarily advisory, legal, and accounting services.

Special Inventory Charge

During the six months ended August 31, 2011, the Company recorded a special inventory charge of approximately $3.0 million and increased the inventory reserves accordingly. This adjustment was to write-off prior generation SSD products and related components which were part of SSD bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which the Company is now targeting, particularly as a result of the equity funding completed in April. This strategy change was adopted late in May and was the result of various product roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011. The key business requirement was to have the newly combined R&D teams focus on future product development for the enterprise markets.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Special inventory charge	$—	$—	$2,975	$—
As a percentage of net revenue	—%	—%	2.0%	—%
Increase	$—		$2,975
Percent change	—%		100%

Other Expense, Net

OCZ’s other expense, net, as a percentage of consolidated net revenue in the three and six months ended August 31, 2011, compared to the corresponding prior year periods are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the three and six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Other income (expense), net	$2	$(8)	$(73)	$(11)
As a percentage of net revenue	—%	—%	0.1%	—%
Increase	$10		$(62)
Percent change	125%		563%

The increase in other income (expense), net, in the three and six months ended August 31, 2011, compared to the same periods last year, was primarily due to foreign currency transaction gains and losses.

Interest and Financing Costs

OCZ’s interest and financing costs, and the expense as a percentage of consolidated net revenue in the three and six months ended August 31, 2011,compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in interest and financing costs in the three and six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Interest and financing costs	$(221)	$(626)	$(659)	$(1,168)
As a percentage of net revenue	(0.3)%	(1.6)%	(0.4)%	(1.6)%
Increase (decrease)	$(405)		$(509)
Percent change	65%		44%

The decrease in interest and financing costs in the three and six months ended August 31, 2011, compared to the same period last year, was primarily due to the repayment of all borrowings during the six months ended August 31, 2011.

Adjustment to the Fair Value of Common Stock Warrants

OCZ’s adjustment to the fair value of common stock warrant expense, and the expense as a percentage of consolidated net revenue in the three and six months ended August 31, 2011 compared to the corresponding prior year periods, are presented in the table below. Also presented are the dollar and percentage change in adjustment to the fair value of common stock warrant expense in the six months ended August 31, 2011, compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Adjustment to the fair value of common stock warrants	$5,387	$2,450	$1,146	$1,551
As a percentage of net revenue	6.9%	6.4%	0.8%	2.1%
Increase ( decrease)	$2,937		$(405)
Percent change	120%		26%

The increase in the adjustment to the fair value of common stock warrants in the three months ended August 31, 2011, compared to the same period last year, was primarily due to the higher stock price and a higher volatility factor used in the Black-Scholes valuation model.

The decrease in the adjustment to the fair value of common stock warrants for the six months ended August 31, 2011 compared to the same period last year, was primarily due to the lower stock price used in the Black-Scholes valuation model.

Income Taxes

OCZ’s provision for income taxes, as a percentage of consolidated net revenue, in the three and six months ended August 31, 2011, as compared to the corresponding prior year period are presented in the table below. Also presented are the related dollar and percentage changes in income taxes in the three and six months ended August 31, 2011, as compared to the corresponding prior year periods.

	Three months ended		Six months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Income taxes	$1	$836	$1	$836
As a percentage of net revenue	—%	2.2%	—%	1.2%
Increase (decrease)	$(835)		$(835)
Percent change	100%		100%

The decrease in the provision for income taxes in the three and six months ended August 31, 2011, compared to the same period last year is due to the increase in the deferred tax valuation in the six months ended August 31, 2010 of approximately $0.8 million. There is no provision for Federal income taxes in the six months ended August 31, 2011 as a result of the net losses incurred in this period.

Liquidity and Capital Resources

	Six months ended
	August 31, 2011	August 31, 2010
	(In thousands)
Net cash used in operating activities	$(41,650)	$(14,776)
Net cash used in investing activities	(894)	(356)
Net cash provided by financing activities	70,608	16,514

As of August 31, 2011, cash and cash equivalents totaled $45.6 million, compared to $17.5 million as of February 28, 2011.

Operating Activities

Cash used in operations in the six months ended August 31, 2011 was $41.6 million, resulting from a net loss of $5.9 million, decreased by an aggregate of $6.5 million in non-cash charges and increased by an aggregate of $42.2 million in net changes in assets and liabilities. The significant non-cash charges included fair value adjustments of common stock warrants, stock-based compensation expense and an inventory reserve provision related to research and development inventory. The net change in assets and liabilities resulted primarily from an increases in trade accounts receivable, inventories, and accounts payable. The increase in accounts receivable is due to higher revenue which was non-linear during the six months ended August 31, 2011. The increase in inventory is primarily due to the higher sales volumes reasonably expected to continue and new product introductions. The increase in accounts payable is primarily due to increased inventory levels in order to prepare for potential increased levels of sales.

Cash used in operations for six months ended August 31, 2010 was $14.8 million, resulting from a net loss of $12.4 million, decreased by an aggregate of $3.5 million in non-cash charges and increased by an aggregate of $5.9 million net change in assets and liabilities. The significant non-cash charges included inventory reserve provisions and the provision for deferred tax valuation allowances. The net change in assets and liabilities included an increase in inventory for future sales, an increase in accounts receivable due to higher shipments in the six months ended August 31, 2010, and an increase in accounts payable primarily from higher levels of inventory purchases.

Investing Activities

Net cash used in investing activities was $0.9 million in the six months ended August 31, 2011, resulting from the purchase of capital equipment primarily to expand our manufacturing plant in Taiwan and to facilitate increased research and development activities in the United States and Korea.

Net cash used in investing activities was $0.4 million in the six months ended August 31, 2010, resulting from capital expenditures of approximately $0.4 million primarily to establish our warehouse and manufacturing facility in Taiwan.

Financing Activities

Net cash provided by financing activities was $70.6 million for the six months ended August 31, 2011 and was primarily the result of net proceeds of approximately $93.6 million from the issuance of common stock related to a stock offering in April 2011, which was partially offset by the repayment of bank loans of approximately $24.9 million.

Net cash provided by financing activities was $16.5 million for the six months ended August 31, 2010 was primarily from the issuance of common stock of approximately$14.0 million, net of issuance costs.

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

In February 2011, we signed an agreement with SVB for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with SVB and FGI. At that time, we also terminated our FGI Agreement. As part of the termination of FGI, a contractual penalty of $170,000 was paid to FGI and was included in the “Interest and financing costs” caption on the statement of operations for the fiscal year ended February 28, 2011. The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restriction of cash dividends, negative, and affirmative covenants with which we must comply. On April 14, 2011 all borrowings under the New SVB Agreement were repaid in full. As a result of the Indilinx acquisition, we executed four amendments to the New SVB Agreement to provide formal waivers on deal approval, subsidiary stock pledges, EBITDA levels, and reporting timetables. As of July 14, 2011, we were in compliance with all covenants of the New SVB Agreement. As of August 31, 2011, the Company was in compliance with all covenants of the New SVB Agreement, there were no outstanding loan balances, and the applicable interest rate is prime + 2.0%. The bank’s prime rate was 4.0% at August 31, 2011.

There is no assurance that we will maintain compliance with all covenants of our Factoring Loan Agreements in the future. If we are in violation of covenants in the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment effectively causing all loan balances to become due.

On October 5, 2011, the Company signed a definitive agreement to acquire the PLX UK Design Team located in Abingdon, United Kingdom and certain assets and IP licenses from PLX Technology. This transaction will allow the Company to accelerate solid state drive development due to increased access to IP resources and an experienced innovative team of approximately 40 engineers. The agreement is expected to be finalized by the end of October 2011.

On October 6, 2011, the Company signed a five-year operating lease commencing on November 15, 2011 for a new manufacturing plant in Taiwan. This will allow further expansion of its production capabilities and help increase operating efficiencies. The minimum lease commitments over the five-year term are approximately $2.6 million.

We anticipate increasing working capital as we continue to expand our business. We intend to fund this continued expansion through the combination of cash generated by operations, increased debt facilities, and potential future equity offerings. We anticipate that working capital will constitute a material use of our cash resources.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Our long-term future capital requirements and financing needs will depend on many factors, including our level of revenue, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, and associated infrastructure and the continuing market acceptance of our products. If the sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the six months ended August 31, 2011 or 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures requires OCZ to make judgments, assumptions, and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of revenue and expenses in the financial statements and accompanying notes. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were made.

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended February 28, 2011, included in our Annual Report on Form 10-K filed with the SEC on May 17, 2011, and amended on May 31, 2011 and the notes to the condensed consolidated financial statements as of and for the six month period ended August 31, 2011, included herein. Our most critical accounting policies have not changed since February 28, 2011 and include the following:

•	Revenue recognition;

•	Marketing cooperative agreements;

•	Product warranties;

•	Inventory;

•	Income taxes;

•	Goodwill and other intangibles; and

•	Stock-based compensation.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, because our interest income historically has been negligible and our borrowings have been paid in full as of August 31, 2011, we believe that there is no material risk of exposure.

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

During the six months ended August 31, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of our SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result we engaged in certain deceptive practices and violated various laws. We believe that the lawsuit has no merit and we intend to vigorously defend against this litigation. On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or alternatively, to strike certain allegations. The Motion was heard on August 2, 2011 and awaits a decision by the court. On June 28, 2011 a Case Management Order was issued setting a class certification hearing for May 21, 2012 and a trial date of May 28, 2013.

On September 7, 2011, a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. We have not yet been served with a copy of the complaint. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. We believe the complaint has no merit and we intend to vigorously defend ourselves.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101*

The following materials from Registrant’s Quarterly Report on Form 10Q for the quarter ended August 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets as of August 31, 2011 and February 28, 2011, Condensed Consolidated Statements of Operations for the Three and Six Months Ended August 31, 2011 and August 31, 2010, Condensed Consolidated Statement of Cash Flows for the Three and Six Months Ended August 31, 2011 and August 31, 2010, and Notes to Condensed Consolidated Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on October 12, 2011.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer