Form 10-Q/A
period 2011-08-31
OCZ TECHNOLOGY GROUP INC
filed 2011-10-13
CIK 1355128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This amendment corrects two typographical errors in text related to product revenue mix on pages 20 and 23.

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

Sales to our ten largest customers during the six months ended August 31, 2011 accounted for approximately 42% of our net revenue. No customer represented more than 10% of net revenue during that period.

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

The increase in International net revenue in the three months ended August 31, 2011 compared to the same period last year was primarily due to increased worldwide demand for SSDs within EMEA Markets which realized growth of approximately 338%, primarily in Germany, for the three months ended August 31, 2011 compared to the same period last year. SSD product net revenue within EMEA Markets was approximately 52% for the three months ended August 31, 2011 compared to 42% in the prior year period.

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

101*†

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

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on October 13, 2011.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer