Form 10-Q
period 2011-11-30
OCZ TECHNOLOGY GROUP INC
filed 2012-01-17
CIK 1355128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 51,982,061 as of December 31, 2011.

OCZ TECHNOLOGY GROUP, INC.

FORM 10-Q

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) November 30, 2011	February 28, 2011
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,583	$17,514
Restricted cash	62	1,300
Accounts receivable, net of allowances of $3,593 and $2,881	65,642	31,687
Inventory, net	77,760	22,798
Prepaid expenses and other current assets	6,934	2,875

Total current assets	188,981	76,174
Property and equipment, net	5,011	3,046
Intangibles, net	6,064	18
Goodwill	46,834	9,989
Other assets	182	42

Total assets	$247,072	$89,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$22,723	$20,011
Accounts payable	67,289	40,645
Accrued and other liabilities	10,403	6,137

Total current liabilities	100,415	66,793
Common stock warrant liability	10,130	9,417
Other long term liabilities	208	—

Total liabilities	110,753	76,210

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0025 par value, 120,000,000 shares authorized; 51,976,061 and 35,401,908 shares issued and outstanding at November 30, 2011 and February 28, 2011, respectively	130	88
Additional paid-in-capital	199,106	68,749
Accumulated deficit	(62,265)	(55,490)
Accumulated other comprehensive loss	(652)	(288)

Total stockholders’ equity	136,319	13,059

Total liabilities and stockholders’ equity	$247,072	$89,269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	Three Months Ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net revenue	$103,084	$53,222	$255,332	$125,550
Cost of revenue	79,909	45,561	200,482	112,105

Gross profit	23,175	7,661	54,850	13,445
Operating expenses:
Research and development	7,045	1,914	18,494	5,172
Sales and marketing	7,240	4,763	17,584	11,140
General, administrative, and operations	6,544	5,558	18,031	13,679
Acquisition related charge	—	—	1,702	—
Special inventory charge	—	—	2,975	—

Total operating expenses	20,829	12,235	58,786	29,991
Income (loss) from operations	2,346	(4,574)	(3,936)	(16,546)
Other expense, net	(64)	(101)	(137)	(112)
Interest and financing costs	(191)	(851)	(850)	(2,019)
Adjustment to the fair value of common stock warrants	(2,998)	(2,788)	(1,852)	(1,237)

Income (loss) before income taxes	(907)	(8,314)	(6,775)	(19,914)
Income tax expense (benefit)	(1)	25	—	861

Net income (loss)	$(906)	$(8,339)	$(6,775)	$(20,775)

Net income (loss) per share:
Basic	$(0.02)	$(0.29)	$(0.14)	$(0.78)

Diluted	$(0.02)	$(0.29)	$(0.14)	$(0.78)

Shares used in net income (loss) per share computation:
Basic	51,800	28,600	48,800	26,800

Diluted	51,800	28,600	48,800	26,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine months ended
	November 30, 2011	November 30, 2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,775)	$(20,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,252	807
Amortization of intangibles	267	53
Bad debt expense	837	931
Stock-based compensation	2,417	624
Adjustment to deferred tax asset	—	836
Fair value adjustment of stock warrants	1,852	1,237
Inventory reserve	5,407	3,696
Non-cash asset acquisition	—	644
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(34,780)	(10,561)
Inventories	(60,340)	(10,332)
Prepaid expenses and other assets	(3,835)	(945)
Accounts payable	26,125	12,032
Accrued and other liabilities	1,948	2,170

Net cash used in operating activities	(65,625)	(19,583)

Cash flows from investing activities:
Purchases of property and equipment	(2,287)	(728)
Increase in deposits	—	(4)
Business acquisition earn out payments	—	(35)
Purchased intangibles	(2,570)	—
Acquisition of assets from PLX Technology	(2,200)	—
Acquisition of Indilinx, net of cash acquired	123	—

Net cash used in investing activities	(6,934)	(767)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	93,495	34,287
Proceeds from stock options exercises, net	931	403
Proceeds from warrant exercises, net	213	—
Proceeds from bank loan	22,723	5,083
Repayment of bank loans	(24,934)	—
Release of restricted cash for letter of credit	1,238	—
Repayment of shareholder loan	—	(500)

Net cash provided by financing activities	93,666	39,273

Effect of exchange rate changes on cash and cash equivalents	(38)	(44)

Net increase in cash and cash equivalents	21,069	18,879
Cash and cash equivalents at beginning of period	17,514	1,224

Cash and cash equivalents at end of period	$38,583	$20,103

Supplemental disclosures of cash flow information:
Interest paid	$215	$888
Income tax payments, net	—	25
Non-cash investing and financing activities:
Issuance of common stock for Indilinx acquisition	32,203	—
Issuance of common stock from cashless warrant exercises	1,338	—

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

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 2 within the audited Consolidated Financial Statements included in its 2011 Form 10-K. There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended November 30, 2011, that are of significance or potential significance to the Company.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (amended further under ASU No. 2011-12 in December 2011). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

In December 2011, the FASB issued Accounting Standards Update (ASU) No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation to have little or no impact.

3. Acquisitions

On March 25, 2011, OCZ completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions are comprised of advanced solid state drive (“SSD”) controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance solid state drives. The technology powers a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications. At the time of acquisition, Indilinx’s products included the Barefoot SSD controller which meets the demanding performance requirements of PC and Server applications and also helps facilitate the use of new high performance NAND flash memory, and the Amigos SSD controller which is ideally suited for embedded systems, mobile PCs, and other applications which require the speed, reliability, and power benefits of SSDs in a smaller form factor and at lower price points.

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

The purchase price, net of $0.6 million of cash acquired, was $32.2 million, which consisted of (i) 4.2 million shares of OCZ common stock with a total fair value of approximately $32.2 million, based on the price of OCZ common stock at the time of close, and (ii) approximately $0.6 million of cash paid, representing the fair value of outstanding vested and unvested stock options of Indilinx. The unvested stock options of Indilinx represented the fair value attributed to Indilinx equity awards for which services had already been substantially rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances. The value of the unvested Indilinx stock options amounting to approximately $137,000 was paid upon vesting in November 2011 and was originally recorded as an accrued liability at the close of the acquisition. The Company also incurred a total of $1.7 million of transaction costs which were primarily general and administrative in nature in the quarter ended May 31, 2011. These transaction costs are classified as “Acquisition related charges” on the Condensed Consolidated Statement of Operations for the nine months ended November 30, 2011.

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

•	The fair value of the customer contracts and related relationships assets acquired was based on the Royalty Savings Method;

•	The fair value of trade names/trademarks assets acquired was established based on the Royalty Savings Method.

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life of one year;

•

In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the in-process projects are expected within the next twelve to eighteen months;

•	Customer contracts and related relationships are being amortized over their estimated useful life of five years;

•	Trade names/trademarks are being amortized over their estimated useful life of ten years.

The existing technology, patents/core technology, customer contracts, and related relationships and trade names/trademarks are amortized using the straight-line method, which reflects future projected cash flows.

During the quarter ended November 30, 2011, one in-process technology project was completed. Research and development efforts related to this project focused on a flash storage controller for portable devices. After completion this project was subsequently terminated resulting in a charge to research and development expense of approximately $38,000 since the project did not align with the current OCZ product strategy.

The residual purchase price of $36.8 million has been recorded as goodwill.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the nine months ended November 30, 2010 and 2011 summarizes the combined results of operations as if the Indilinx acquisition had been completed on March 1, 2010. The unaudited pro forma financial information for fiscal 2012 combines the results for OCZ for the nine months ended November 30, 2011, which includes the results of Indilinx subsequent to March 25, 2011 the date of acquisition, and the historical results of Indilinx from March 1, 2011 through March 25, 2011. The unaudited pro forma financial information for the nine months ended November 30, 2010 combines the results for OCZ for the nine months ended November 30, 2010 and the historical results of Indilinx for the nine months ended September 30, 2010.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Nine months ended
	November 30, 2011	November 30, 2010
	(In thousands, except per share amounts)
Net revenue	$255,412	$126,746
Net loss	(6,983)	(22,226)
Net loss per share — basic and diluted	$(0.13)	$(0.72)

For the period from the acquisition closing through November 30, 2011, Indilinx products contributed revenue, excluding intercompany sales, of $0.7 million and a net operating loss of $3.6 million.

On October 24, 2011, we completed an acquisition of certain assets from PLX Technology. This transaction provides further access to advanced technology in an effort to maintain and expand our market position as a leader in the design, manufacture and distribution of high performance Solid State Drives (“SSDs”). Pursuant to the agreement, OCZ acquired access to substantial IP, capital equipment and the UK Design Team, which consists primarily of approximately 40 engineers located in Abingdon, United Kingdom in exchange for cash consideration of $2,200,000. PLX will retain among other net assets, patents related to the technology and their existing line of products which they will continue to support and supply to their customer base. The Company has completed but not finalized the fair value allocation of the acquired net assets. A Director of OCZ is also an Officer of PLX Technology Group. Throughout the term of negotiations and up to the date of acquisition of assets, the Director removed himself from all discussions to ensure execution of an arms-length transaction. The Director had no authority to make decisions or influence the outcome of the arrangement.

4. Fair Value

OCZ’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, and loans payable. The carrying value of these financial instruments approximates fair value as they are short-term to maturity. Derivative liabilities consist of common stock warrants and are classified as level 3 liabilities under the Fair Value Hierarchy.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2011 and February 28, 2011 based on the three-tier fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Total
November 30, 2011
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$30,718	$—	$—	$30,718
Money market funds	7,865	—	—	7,865

Total assets measured and recorded at fair value	$38,583	$—	$—	$38,583

Liabilities
Common stock warrant liability	$—	$—	$10,130	$10,130

Total liabilities measured and recorded at fair value	$—	$—	$10,130	$10,130

February 28, 2011
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$6,890	$—	$—	$6,890
Money market funds	10,624	—	—	10,624

Total assets measured and recorded at fair value	$17,514	$—	$—	$17,514

Liabilities
Common stock warrant liability	$—	$—	$9,417	$9,417

Total liabilities measured and recorded at fair value	$—	$—	$9,417	$9,417

5. Inventory

Inventories at the end of each period were as follows:

	November 30, 2011	February 28, 2011
	(in thousands)
Raw materials	$58,861	$13,072
Work in progress	13,990	9,556
Finished goods	9,156	3,316

	82,007	25,944
Inventory reserve	(4,247)	(3,146)

Total net inventory	$77,760	$22,798

The following table summarizes inventory reserve activity for the nine months ending November 30, 2011:

	February 28, 2011	Provision charged to expense	Write-offs	November 30, 2011
	(In thousands)
Inventory reserve	$3,146	$2,818	$(2,797)	$3,167
Inventory reserve – research & development (“R&D”)	—	2,589	(1,509)	1,080

Total inventory reserves	$3,146	$5,407	$(4,306)	$4,247

The inventory reserve provision for the nine months ending November 30, 2011 included a special inventory charge of approximately $3 million related to prior generation SSD products and related components which were part of a bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which the Company is now targeting. This strategy change was adopted late in May 2011 and was the result of various roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011. The key business requirement was to have the newly combined R&D teams focus on the future product development for the enterprise markets.

6. Goodwill and other intangible assets

The following is a summary of goodwill and intangible assets as of November 30, 2011 and February 28, 2011:

	November 30, 2011			February 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$102	$(81)	$21	$—	$—	$—
In-process technology	1,482	—	1,482	—	—	—
Customer relationships/contracts	75	(10)	65	—	—	—
Trademarks and trade names	571	(454)	117	446	(428)	18
Licensed Technology	4,529	(150)	4,379	—	—	—

Subtotal of identifiable intangibles	6,759	(695)	6,064	446	(428)	18
Goodwill	46,834	—	46,834	9,989	—	9,989

Total goodwill and other intangibles	$53,593	$(695)	$52,898	$10,435	$(428)	$10,007

The change in the carrying amount of goodwill for the nine months ended November 30, 2011 is as follows:

Goodwill
(In thousands)
Balance at beginning of period	$9,989
Acquisition of Indilinx	36,845

Balance at end of period	$46,834

For the three and nine months ended November 30, 2011, the Company recorded approximately $183,000 and $267,000 of amortization expense, respectively, for identified intangibles. Approximately $16,000 and $43,000 was included in cost of revenue, respectively, for the three and nine months ended November 30, 2011.

For the three and nine months ended November 30, 2010, the Company recorded approximately $18,000 and $53,000 of amortization expense, respectively, for identified intangibles. No expense was included in cost of revenue for the three and nine months ended November 30, 2010.

The estimated future amortization expense of purchased intangible assets with definite lives is as follows as of November 30, 2011:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending February 28 or 29,
2012 (remaining 3 months)	$16	$459	$475
2013	5	1,837	1,842
2014	—	1,511	1,511
2015	—	582	582
2016 and thereafter	—	92	92

Total	$21	$4,481	$4,502

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

In February 2011, the Company signed an agreement with SVB for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expands the $17.5 million debt capability available under the prior joint factoring arrangements with SVB and FGI. At that time, the Company also terminated the FGI Agreement. As part of the termination of FGI, a contractual penalty of $170,000 was paid to FGI. The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (OCZ’s cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restrictions of cash dividends, negative, and affirmative covenants with which OCZ must comply. On April 14, 2011 all previous borrowings under the New SVB Agreement were repaid in full. As a result of the Indilinx acquisition, the Company executed four amendments to the New SVB Agreement to provide formal waivers on deal approval, subsidiary stock pledges, EBITDA levels, and reporting timetables for the period ending August 31, 2011. As of November 30, 2011, the Company has current borrowings of $22.7 million, and is in compliance with all covenants of the SVB Agreement. The applicable interest rate is prime + 1.50%. The bank’s prime rate was 4.0% at November 30, 2011.

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

8. Income Taxes

The Company uses an estimated annual effective tax rate to measure the income tax benefit or expense recognized in each interim period. For the nine months ended November 30, 2011, the Company generated operating losses. The Company’s effective tax rate for the nine months ended November 30, 2011 and 2010 was zero.

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

9. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three and nine months ended November 30, 2011, because potential common shares, such as common shares issuable under the exercise of stock options or warrants, are only considered when their effect would be dilutive.

The following table shows the potentially dilutive shares, consisting of options and warrants, for the periods presented that were excluded from the net loss per share computations because their effect was anti-dilutive:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands)
Potentially dilutive equity awards outstanding:
Stock options	1,386	1,182	1,855	1,225
Warrants	734	49	1,273	54

Total	2,120	1,231	3,128	1,279

Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended November 30, 2011 and November 30, 2010:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(in thousands, except per share amounts)
Net income (loss); (numerator)	$(906)	$(8,339)	$(6,775)	$(20,775)

Shares calculation (denominator):
Weighted average shares outstanding – basic	51,800	28,600	48,800	26,800
Effect of dilutive securities:
Potential common stock relating to stock options and warrants	—	—	—	—

Weighted average shares outstanding – diluted	51,800	28,600	48,800	26,800

Net income (loss) per share – basic	$(0.02)	$(0.29)	$(0.14)	$(0.78)

Net income (loss) per share – diluted	$(0.02)	$(0.29)	$(0.14)	$(0.78)

10. Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands)
Net income (loss)	$(906)	$(8,339)	$(6,775)	$(20,775)
Foreign currency translation	(75)	(42)	(364)	(44)

Total comprehensive income (loss)	$(981)	$(8,381)	$(7,139)	$(20,819)

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

In March 2010, OCZ consummated a private placement financing pursuant to which it issued 5,151,662 shares of its common stock at $3.00 per share. OCZ received gross proceeds of approximately $15.45 million. In connection with the financing, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than May 21, 2010, to register 5,151,662 shares of its common stock and 2,575,833 shares of its common stock issuable upon exercise of certain warrants described below under “Warrants”. The registration statement was filed with the SEC on May 21, 2010, last amended on July 20, 2010 and declared effective also on July 20, 2010.

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

On November 15, 2010, OCZ issued 160,000 shares of its common stock in connection with the acquisition of certain intellectual property from Solid Data Systems, Inc. Of this amount issued, 38,000 shares are subject to various escrow provisions for a 3-year period with a potential release of 50% of the shares after 18 months.

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

On March 25, 2011, OCZ issued 4,160,630 shares of common stock in connection with the acquisition of Indilinx Co., Ltd. In connection with this acquisition, a registration statement for 4,160,630 shares was filed with the SEC on May 17, 2011, amended on June 15 and June 17, 2011 and declared effective as of June 17, 2011.

On April 13, 2011, OCZ issued 11,730,000 shares of common stock in a public offering. The net proceeds to the Company were approximately $93.5 million, which is net of underwriters’ discounts and commissions of approximately $5.3 million and related legal, accounting, printing, and other costs totaling approximately $0.7 million.

The following table summarizes the weighted average shares outstanding for the nine months ended November 30, 2011.

Nine months ended November 30, 2011
(In thousands)
Shares outstanding, beginning	35,402
Weighted-average shares issued from:
Exercise of stock options and warrants	308
Public stock offering	9,346
Indilinx acquisition	3,744
Series A Preferred stock converted	—

Weighted-average shares, basic	48,800
Effect of dilutive stock options and warrants	—

Weighted-average shares, diluted	48,800

Warrants

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share. These warrants are subject to certain anti-dilution adjustments and, as a result of the November 2, 2010 financing, these warrants were subject to a price adjustment calculation which resulted in a new exercise price of $4.87 per share. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. During the nine months ended November 30, 2011, 166,666 warrants were exercised on a cashless basis resulting in the issuance of 84,845 common shares. Warrants exercised in fiscal year 2011 amounted to 159,999 shares. At November 30, 2011, there are 2,249,168 warrants outstanding.

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of $2,081,000 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was increased to $10,130,248 as of November 30, 2011. The non-cash expense adjustments recorded in the Statement of Operations for the three and nine months ended November 30, 2011 were approximately $2,998,000 and $1,852,000 respectively. OCZ is required to continue to adjust the warrants to fair value through current period operations for each reporting period.

In connection with the March 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 77,275 shares of the Company’s common stock at $5.25 per share. The placement agent warrants contain certain piggyback registration rights. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. As of February 28, 2011, 148,600 warrants were exercised resulting in the issuance of the additional 77,275 warrants. During the three and nine months ended November 30, 2011, 74,300 warrants were exercised on a cashless basis resulting in the issuance of approximately 17,000 common shares. At November 30, 2011, there are a total of 8,925 warrants outstanding.

In November 2010, OCZ issued warrants to purchase up to an aggregate of 1,784,996 shares of its common stock at an exercise price of $5.25 per share. These warrants became exercisable on May 3, 2011 and as of November 30, 2011 are all outstanding.

In connection with the November 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 214,198 shares of the Company’s common stock at an exercise price of $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares of the Company’s common stock at an exercise price of $5.25 per share. The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on November 2, 2015 and may be exercised by the holders on a cashless basis. As of February 28, 2011, 214,198 warrants were exercised resulting in the issuance of the additional 53,549 warrants. During the three and nine months ended November 30, 2011, 53,549 warrants were exercised on a cashless basis resulting in the issuance of approximately 12,000 common shares. At November 30, 2011, there are no warrants outstanding.

In December 2010, OCZ issued warrant instruments in connection with certain service agreements. These warrants are exercisable into an aggregate of 27,000 shares of common stock at an exercise price of $4.03 per share and expire between November 12, 2011 and May 12, 2012. During the nine months ended November 30, 2011, 20,000 warrants were exercised and at November 30, 2011 and there are 5,000 warrants outstanding.

In January 2011, OCZ issued a warrant to a vendor in connection with a securities purchase agreement. The warrant is exercisable into an aggregate of 25,000 shares of common stock at an exercise price of $5.00 per share and expires between January 7, 2011 and January 6, 2012. During the three and nine months ended November 30, 2011, 25,000 warrants were exercised. At November 30, 2011, there are no warrants outstanding.

The following table summarizes warrant activity for the nine months ended November 30, 2011.

	Number of Shares	Exercise Price	Total Exercise Price	Weighted Average Exercise Price
Balance at February 28, 2011	4,389,604	$3.00-$5.25	$22,068,133	$5.03
Warrants granted	—		—
Warrants exercised	(341,515)	$4.03-$5.25	(1,696,531)	4.97
Warrant forfeited	—		—

Balance at November 30, 2011	4,048,089	$3.00-$5.25	$20,371,602	$5.03

The following table is a reconciliation of the outstanding warrants that are classified as derivative liabilities, which are Level 3 liabilities, held during the nine months ended November 30, 2011:

Common Stock Warrants
Balance at February 28, 2011	$9,416,917
Exercises at fair value	(1,139,002)
Fair value adjustment	1,852,333

Balance at November 30, 2011	$10,130,248

The fair value of the warrants was calculated using the Black-Scholes model with the following assumptions: Dividend yield: 0%, Volatility: 85.0%, Expected life: 3.31 years, risk free interest rate: .96% and a current share price as of November 30, 2011 of $6.99.

12. Benefit Plans

Stock Incentive Plan

In December 2004, OCZ adopted a stock incentive plan with 1,800,000 shares of common stock authorized for issuance. The shares authorized for issuance under the stock incentive plan as of February 28, 2011 was 7,732,873. At the annual stockholders meeting held on September 27, 2011, 4,500,000 additional shares of common stock were approved for issuance which increased the total shares authorized for issuance to 12,232,873. The shares issued under the plan may be subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine. The options granted will expire in a term not to exceed 10 years from grant date.

The following table summarizes option activity for the nine months ended November 30, 2011:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price Per Option
Balance at February 28, 2011	1,985,754	4,025,056	$4.05
Options authorized	4,500,000	—	—
Options granted	(2,628,000)	2,628,000	6.79
Options exercised	—	(522,477)	1.92
Options forfeited	395,572	(395,572)	4.91

Balance at November 30, 2011	4,253,326	5,735,007	$5.44

Options vested and exercisable at November 30, 2011		1,453,993

Options vested and expected-to-vest at November 30, 2011		5,735,007

The weighted-average fair value of options granted for the nine months ended November 30, 2011 and 2010 was approximately $4.05 and $1.24, respectively.

The following table summarizes information regarding stock options outstanding at November 30, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at November 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at November 30, 2011	Weighted Average Exercise Price
$0.40 — 2.04	626,808	7.62	$1.23	333,086	$1.21
2.05 — 3.68	863,398	8.10	2.86	345,787	2.98
3.69 — 5.31	1,256,117	8.95	4.69	327,450	4.52
5.32 — 6.95	815,000	9.95	6.06	—	—
6.96 — 8.59	2,173,684	8.88	7.88	447,670	8.17

	5,735,007	8.79	$5.44	1,453,993	$4.52

The weighted-average remaining contractual life for all exercisable stock options at November 30, 2011 was 7.42 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at November 30, 2011 was 8.79 years.

Aggregate intrinsic value of options exercisable at November 30, 2011 was $4.1 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $10.8 million at November 30, 2011. Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $6.99 as of November 30, 2011, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the market value of the common stock at the time of exercise. The aggregate intrinsic value of exercised stock options was $3.4 million during the nine months ended November 30, 2011.

Stock-based Compensation

The following table summarizes stock-based compensation costs in OCZ’s Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2011 and 2010:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands)
Employee stock-based compensation in:
Research and development expense	$481	$84	$1,126	$211
Sales and marketing expense	160	58	433	146
General, administrative and operations expense	301	98	858	267

Total stock-based compensation	$942	$240	$2,417	$624

As of November 30, 2011, total unamortized stock-based compensation cost related to unvested stock options was approximately $12.0 million. This amount will be recognized as expense using the straight-line method over the remaining weighted-average amortization period of 1.85 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Expected life (in years)	4.19	4.45	4.21	4.42
Volatility	85.0%	45.0%	77.5%	45.0%
Risk-free interest rate	1.18%	1.68%	1.64%	1.90%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

13. Commitments and contingencies

Lease Commitments

OCZ and its subsidiaries lease office and warehouse facilities worldwide under lease terms expiring at various dates through fiscal year 2019. During the nine months ended November 30, 2011, OCZ entered into three new building leases in San Jose, California, Abingdon, England, and Zhongli City, Taiwan. These commitments were necessary to accommodate increased headcount in our Corporate Headquarters along with the increased engineering personnel in the United Kingdom as a result of the asset acquisition from PLX, and to expand our manufacturing capabilities in Taiwan. Other short-term, less significant renewals occurred in Korea and Taipei during the nine months ended November 30, 2011.

As of November 30, 2011, the future minimum payments due under these non-cancelable lease agreements are as follows:

Fiscal years ending February 28/29	(in thousands)
2012 (3 months)	$466
2013	1,512
2014	1,516
2015	1,624
2016	1,462
2017 and thereafter	2,555

Total	$9,135

Non-cancelable Purchase Commitments

From time to time, the Company enters into various inventory related purchase commitments with its suppliers. The Company had approximately $49 million in non-cancelable purchase commitments with certain suppliers as of November 30, 2011. Two key suppliers represent a substantial portion of these commitments. One commitment of approximately $20 million relates to a continuity of supply arrangement which the Company has entered into during the nine months ended November 30, 2011. Another commitment requires the Company to purchase approximately $18 million of specified components from a certain supplier by the end of April 2013. All purchases from these suppliers are expected to sell in the normal course of business.

Warranties

OCZ provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 3 to 5 years from the date of purchase. The Company had a lifetime warranty program on Memory products purchased prior to the discontinuation of the product line.

The Company warrants that its hardware products will substantially conform to the Company’s published specifications. Factors that may affect the Company’s warranty liability include the number of installed units, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every reporting period and makes adjustments to the liability as necessary.

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(in thousands)
Beginning of period	$621	$74	$100	$68
Accrual for current period warranties	213	70	595	106
Acquisition of Indilinx	—	—	467	—
Warranty costs incurred	(221)	(67)	(549)	(97)

End of the period	$613	$77	$613	$77

Standby Letters of Credit

As of November 30, 2011, there was a $1 million standby letter of credit related to securing a credit line for inventory purchases. This letter of credit was outside the terms of the SVB Agreement. The Company financially guarantees certain lease requirements related to its San Jose Corporate Headquarters in the form of a standby letter of credit of approximately $62,000 which is included as restricted cash on the Condensed Consolidated Balance Sheet as of November 30, 2011.

Indemnifications

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks, or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. Historically, the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation and therefore no amount has been accrued under such agreements as of November 30, 2011.

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

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of OCZ’s SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result OCZ engaged in certain deceptive practices and violated various laws. As of November 30, 2011, the Company has not recognized this contingency within the financial statements presented as OCZ believes that the lawsuit has no merit and intends to vigorously defend against this litigation. On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or Alternatively, to Strike Certain Allegations. The Motion was granted in part and denied in part on October 4, 2011. On November 18, 2011, plaintiff filed an amended complaint and, on December 20, 2011, the Company again filed a Motion to Dismiss or Alternatively to Strike Certain Allegations. The Motion is scheduled for hearing on February 2, 2012. A tentative class certification hearing is set for May 21, 2012 (assuming the plaintiff moves for certification and depending upon when the plaintiff does so) and a trial date of May 28, 2013 has been set.

On September 7, 2011 a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. The Company was served with a copy of the complaint on October 26, 2011 and filed six affirmative defenses in response on December 23, 2011. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. As of November 30, 2011, the Company has not recognized this contingency within the financial statements presented as OCZ believes the complaint has no merit and OCZ intends to vigorously defend against this litigation.

14. Segment and geographic information

OCZ operates its business in one reportable segment comprised of two product groups of SSD storage and then power supplies, memory processing, and other. These products are sold into multiple markets including client, server/high performance, and enterprise. The DRAM memory products have been discontinued as of February 28, 2011. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker is our Chief Executive Officer.

The following table sets forth the revenue for each of OCZ’s product groups for the periods indicated:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(in thousands)
Product group revenue
SSD	$95,465	$41,471	$235,664	$75,007
Power supplies/Memory/Other	7,619	11,751	19,668	50,543

Total	$103,084	$53,222	$255,332	$125,550

OCZ’s revenue by major geographic area (based on shipping destination) and the Company’s property and equipment, net by geographic region, were as follows:

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(in thousands)
Net revenue
United States	$31,786	$15,195	$71,946	$48,773
Canada	3,089	2,563	9,672	6,678
Germany	22,664	11,737	54,291	18,735
Other Europe/Middle East/Africa	31,494	18,578	82,705	38,289
Rest of World	14,051	5,149	36,718	13,075

Total	$103,084	$53,222	$255,332	$125,550

Major Customers:

During the three and nine months ended November 30, 2011 no customer represented more than 10% of net revenue. Our top ten customers represented approximately 47% and 42% of net revenue for the three and nine months ended November 30, 2011, respectively.

During the three months ended November 30, 2010, Newegg.com represented approximately 18% of net revenue and Maxcom Memory GmbH represented approximately 10% of net revenue. During the nine months ended November 30, 2010, Newegg.com represented approximately 20% of net revenue. Our top ten customers represented approximately 52% and 51% of net revenue for the three and nine months ended November 30, 2010, respectively.

As of November 30, 2011, Memoryworld Gmbh & Co. accounted for approximately 11% of trade receivables. No individual customer represented 10% of trade receivables as of November 30, 2010.

	November 30, 2011	February 28, 2011
	(in thousands)
Property and equipment, net:
United States	$955	$475
Taiwan	2,992	2,560
Rest of World	1,064	11

Total	$5,011	$3,046

15. Subsequent Events

On January 9, 2012, the Company acquired Sanrad Inc. for approximately $16 million by the issuance of approximately 2.1 million shares of common stock. Sanrad is a privately held provider of flash caching and virtualization software and hardware. It has R&D facilities located in Tel Aviv, Israel and its technology allows data centers to fully leverage their flash based storage investments, extending the lifespan of the storage infrastructure and maximizing efficiency. This acquisition is expected to help accelerate the customer adoption of OCZ’s offerings in the PCIe based flash storage systems.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following is a discussion of the financial condition and results of operations for our three and nine months ended November 30, 2011, of fiscal year 2012 compared to the corresponding periods of fiscal year 2011. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc., on a consolidated basis. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February. Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies, and prospects and estimates of industry growth for the fiscal quarter ending November 30, 2011 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts, and assumptions involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties, and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture, and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2011, and amended on May 31, 2011, and statements made in other subsequent filings, as they contain information concerning risk, uncertainties, and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

We are a leader in the design, manufacture and distribution of high performance Solid State Drives (“SSDs”). We operate in one business segment and focus primarily on three markets: High-Performance and Server, Enterprise and Consumer.

•	High-Performance and Server – Includes servers, workstations and high-performance computing devices used in specialized environments including CAD/CAM, technology and aviation.

•	Enterprise – Includes data centers, cloud computing, enterprise computing devices and storage area networks.

•	Consumer – Includes a broad array of consumer devices including PC’s, laptops, tablets, gaming devices and mobile handsets.

Our products provide high-performance SSDs to each of our key markets at competitive prices. We sell our SSDs and components to enterprise customers and original equipment manufacturers (“OEMs”), through our direct sales force, and to other end customers through a channel of system integrators, information technology (“IT”) integrators and fulfillment and retail distributors, including many online retailers that are focused on technology.

Founded in 2002, we are incorporated in Delaware and our Corporate Headquarters are located in San Jose, California. Subsidiaries and/or offices are located in Canada, Netherlands, Korea, Taiwan and the United Kingdom. Our fiscal year ends on the last day of February. We will also have an office in Israel as a result of the January 9, 2012 acquisition of Sanrad.

Historically, we primarily focused on developing, manufacturing, and selling high-performance DRAM memory modules to computing enthusiasts through catalog and online retail channels. As the market for SSDs began to develop over the last several years, we shifted our focus to serve this emerging market as our primary focus. We believe that our strong R&D foundation in memory has provided a solid R&D platform and natural transition to develop our SSD capabilities, given the technological similarities between product categories. We began to implement a strategy to shift our focus towards the emerging SSD market in early 2009, which has resulted in our revenue mix shifting heavily towards SSDs, which became a majority of our business beginning in 2010 and now represents more than 90% of our net revenues. In August 2010, we announced that we planned to deemphasize our legacy memory products by discontinuing certain low margin commodity DRAM module products. By February 28, 2011, the end of our fiscal year 2011, we had discontinued our legacy memory products to focus on SSDs in accordance with our previously announced plans in January 2011. Throughout this period, we have continued to invest in research and development surrounding a wide array of SSD types and interfaces.

In addition to our SSD product line, we design, develop, manufacture, and distribute other high performance components for computing devices and systems including AC/DC switching power supplies. We offer our customers flexibility and customization by providing a broad variety of solutions which are interoperable and are designed to enable computers to run faster and more reliably, efficiently, and cost effectively. Through our diversified and global distribution channel, we offer approximately 150 products to more than 400 customers, including leading online and offline retailers and OEMs.

Sales to our ten largest customers during the nine months ended November 30, 2011 accounted for approximately 42% of our net revenue. No individual customer was responsible for 10% of our net revenue during that period.

We develop flexible and customizable component solutions quickly and efficiently to meet the ever changing market needs and we provide superior customer service. We believe our high performance computer components offer the speed, density, size, and reliability necessary to meet the special demands of:

•	mission critical servers and high end workstations;

•	industrial equipment and computer systems;

•	computer and computer gaming enthusiasts;

•	personal computer (“PC”) upgrades to extend the useable life of existing PCs;

•	high performance computing and scientific computing;

•	video and music editing and content creation;

•	home theater PCs and digital home convergence products; and

•	digital photography and digital image manipulation computers.

We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process, and reduces time-to-market.

On March 25, 2011, we completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions are comprised of advanced SSD controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance solid state drives. This technology powers a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications.

On October 24, 2011, we completed an acquisition of certain assets from PLX Technology. This transaction provides further access to advanced technology in an effort to maintain and expand our market position as a leader in the design, manufacture and distribution of high performance SSDs. Pursuant to the agreement, OCZ acquired access to substantial IP, capital equipment and the UK Design Team, which consists primarily of approximately 40 engineers located in Abingdon, United Kingdom in exchange for cash consideration of $2,200,000. PLX will retain among other net assets, patents related to the technology and their existing line of products which they will continue to support and supply to their customer base.

Recent Developments

On January 9, 2012, the Company acquired Sanrad Inc. by the issuance of approximately 2.1 million shares of common stock valued at approximately $16 million. Sanrad is a privately held provider of flash caching and virtualization software and hardware. It has R&D facilities located in Tel Aviv, Israel and its technology allows data centers to fully leverage their flash based storage investments, extending the lifespan of the storage infrastructure and maximizing efficiency. This acquisition is expected to help accelerate the customer adoption of OCZ’s offerings in the PCIe based flash storage systems.

Results of Operations

The following table sets forth our financial results, as a percentage of net revenue for the periods indicated.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.5	85.6	78.5	89.3

Gross profit	22.5	14.4	21.5	10.7
Operating expenses:
Research and development	6.8	3.6	7.2	4.1
Sales and marketing	7.0	9.0	6.9	8.9
General, administrative and operations	6.4	10.4	7.0	10.9
Acquisition related charges	—	—	0.7	—
Special inventory charge	—	—	1.2	—

Total operating expenses	20.2	23.0	23.0	23.9

Operating income (loss)	2.3	(8.6)	(1.5)	(13.2)
Other expense – net	(0.1)	(0.2)	(0.1)	(0.1)
Interest and financing costs	(0.2)	(1.6)	(0.3)	(1.6)
Change in fair value of derivative liability	(2.9)	(5.2)	(0.7)	(1.0)

Income (loss) before income taxes	(0.9)	(15.6)	(2.6)	(15.9)
Income tax expense	—	—	—	0.7

Net income (loss)	(0.9)%	(15.6)%	(2.6)%	(16.6)%

Net Revenue — Product Group

OCZ’s consolidated net revenue by product group for the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, is presented in the table below. Also presented are the related dollar and percentage changes in consolidated net revenue for the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Net revenue by type:
SSD	$95,465	$41,471	$235,664	$75,007
Power supplies/memory and other	7,619	11,751	19,668	50,543

Net revenue	$103,084	$53,222	$255,332	$125,550

Increase (decrease):
SSD	$53,994		$160,657
Power supplies/memory and other	(4,132)		(30,875)

Total increase	$49,862		$129,782

Percent change:
SSD	130%		214%
Power supplies/memory and other	(35)%		(61)%
Total percent change	94%		103%

The increase in net revenue in the three months ended November 30, 2011, compared to the same period last year, was due to a significant increase in the worldwide demand for our SSD products. SSD net revenue increased 130% from the three months ended November 30, 2011 compared to the same period last year. In the three months ended November 30, 2011, SSD net product sales represented approximately 93% of total net revenue compared to approximately 78% in the same period last year. The decrease in net revenue of power supplies / memory products in the three months ended November 30, 2011, compared to the same period last year, was primarily due to our decision to discontinue sales of our legacy memory products, which had amounted to approximately $6 million in the prior year period but were insignificant for the three months ended November 30, 2011.

The increase in net revenue in the nine months ended November 30, 2011, compared to the same period last year, was due to a significant increase in the worldwide demand for our SSD products. SSD net revenue increased 214% from the nine months ended November 30, 2011 compared to the same period last year. In the nine months ended November 30, 2011, SSD net product sales represented approximately 92% of total net revenue compared to approximately 60% in the same period last year. The decrease in net revenue of power supplies / memory products in the nine months ended November 30, 2011, compared to the same period last year, was primarily due to our decision to discontinue sales of our legacy memory products, which had amounted to approximately $34 million in the prior year period but were insignificant for the nine months ended November 30, 2011.

The substantial increase in demand for our SSD products is a result of a change in focus and approach to today’s storage challenges. Innovative engineering and superior design of our line of SSD products have significantly accelerated data delivery and offer advanced reliability and have achieved a broad market acceptance. The engineering focus has primarily been targeted on high-performance, enterprise-class solid-state drives.

Net Revenue — Geographic

OCZ’s domestic and international net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, is presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Net revenue:
United States	$31,786	$15,195	$71,946	$48,773
International	71,298	38,027	183,386	76,777

Total	$103,084	$53,222	$255,332	$125,550

Increase:
United States	$16,591		$23,173
International	33,271		106,609

Total increase	$49,862		$129,782

Percent change:
United States	109%		48%
International	87%		139%
Total percent change	94%		103%

The increase in U.S. net revenue in the three and nine months ended November 30, 2011, compared to the same period last year, was principally due to a 138% and 144% growth in SSD product net revenue, respectively. This increase was also related to the expansion of our customer base in the Americas.

The increase in International net revenue in the three months ended November 30, 2011, compared to the same period last year, was primarily due to increased demand for products within the Europe, Middle Eastern and African (“EMEA”) markets which realized growth of approximately 79%. EMEA net SSD revenue was approximately 49% of total net revenue for the three months ended November 30, 2011 compared to approximately 44% in the prior year period.

The increase in International net revenue in the nine months ended November 30, 2011, compared to the same period last year, was primarily due to increased demand for products within the EMEA markets which realized growth of approximately 140%. EMEA net SSD revenue was approximately 49% of total net revenue for the nine months ended November 30, 2011 compared to approximately 30% of total net revenue in the prior year period.

Net revenue in Germany, which represents over 10% of total net revenue for the three and nine months ending November 30, 2011, increased by approximately 93% and 190% respectively, in the three and nine months ending November 30, 2011 compared to the same period last year.

Gross Profit

OCZ’s gross profit and gross profit as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the three and nine months ended November 30, 2011 compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Gross profit	$23,175	$7,661	$54,850	$13,445
As a percentage of net revenue	22.5%	14.4%	21.5%	10.7%
Increase	$15,514		$41,405
Percent change	203%		308%

The increase in gross profit for the three and nine months ended November 30, 2011, as compared to the same period last year was primarily due to a significant increase in the volume of product shipped, a change in product mix from memory to SSDs, an increased level of direct material purchasing (versus brokers) and the shift towards vertical integration of our proprietary controllers. Our SSD products have higher gross profit margins and represented approximately 93% and 92% of net revenue for the three and nine months ended November 30, 2011, respectively. In the three and nine months ended November 30, 2010, inventory reserves related to the discontinued DRAM memory module were $1.5 million and $3.7 million, respectively, which negatively affected gross profit.

Research and Development

OCZ’s research and development expense and the expense as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Research and development	$7,045	$1,914	$18,494	$5,172
As a percentage of net revenue	6.8%	3.6%	7.2%	4.1%
Increase	$5,131		$13,322
Percent change	268%		258%

The increase in research and development expense in the three months ended November 30, 2011, compared to the same period last year, included increased compensation expense of $2.7 million, increased engineering project costs of $1.5 million, increased stock-based compensation expense of $0.4 million and increases in general overhead expenses of $0.5 million. General overhead increases include depreciation of $0.1 million, legal services of $0.1 million related to patent applications and registrations, licensed technology of $0.1 million and facilities expenses of $0.2 million as a result of acquisitions in Korea and England and our recent expansion in San Jose, California.

The increase in research and development expense in the nine months ended November 30, 2011, compared to the same period last year included increased compensation expense of $6.3 million, increased engineering project costs of $5.1 million, increased stock-based compensation expense of $0.9 million, and increases in general overhead expenses of $1.0 million. General overhead increases include depreciation of $0.3 million, professional legal services of $0.2 million related to patent applications and registrations, licensed technology of $0.1 million and facilities expenses of $0.4 million as a result of acquisitions in Korea and England and our recent expansion in San Jose, California.

The increased engineering project costs were primarily due to significant expedited material and tooling costs related to new prototype builds which have no alternative future use as well as lab equipment and supplies which were related to increased research and development efforts for new product introductions. The increased compensation expense was primarily due to increased engineering staff of approximately 100 personnel between the period of November 2010 and November 2011 as a result of acquisitions in Korea and England and direct hiring in our Corporate Headquarters in San Jose, California. As a result of the increased investment in research and development, we were able to introduce numerous new SSD products to the market including the recent Z-Drive R4 PCIe, the Deneva 2 SSD series, the Indilinx Everest-based Octane and Petrol series, RevoDrive 3 Max IOPS, and the Talos 2 serial attached SCSI (SAS) SSD series.

Sales and Marketing

OCZ’s sales and marketing expense and the expense as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in sales and marketing expense in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Sales and marketing	$7,240	$4,763	$17,584	$11,140
As a percentage of net revenue	7.0%	9.0%	6.9%	8.9%
Increase	$2,477		$6,444
Percent change	52%		58%

The increase in sales and marketing expense in the three months ended November 30, 2011, compared to the same period last year, include increased marketing costs of $1.0 million, increased compensation expense of $0.9 million, increased direct sales expense including travel of $0.4 million and increased stock-based compensation expense of $0.1 million.

The increase in sales and marketing expense in the nine months ended November 30, 2011, compared to the same period last year, included increased marketing costs of $2.7 million, increased compensation expense of $2.6 million, increased direct sales expense including travel of $0.7 million, increased stock-based compensation of $0.3 million and increases in general overhead expenses of $0.1 million.

The marketing cost increases for the three and nine months ending November 30, 2011, compared to the corresponding prior year period, are primarily due to customer programs which consist of web based advertising and promotional programs and increased advertising in periodicals to help accelerate new product introductions. The net revenue increase of approximately 94% and 103% for the three and nine months ended November 30, 2011 compared to the corresponding prior year period, required increased staffing in both sales and marketing personnel which resulted in increases to base and variable compensation.

General, Administrative, and Operations

OCZ’s general, administrative, and operations expense and the expense as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in general, administrative, and operations expense in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
General, administrative, and operations	$6,544	$5,558	$18,031	$13,679
As a percentage of net revenue	6.4%	10.4%	7.0%	10.9%
Increase	$986		$4,352
Percent change	18%		32%

The increase in general, administrative, and operations expense in the three months ended November 30, 2011, compared to the same period last year, include increased compensation expense of $1.4 million, increased shipping expense of $0.5 million, increased general overhead of $0.5 million and increased stock-based compensation expense of $0.2 million. General overhead increases include general corporate legal expenses, accounting and on-going public reporting costs of $0.3 in addition to facilities and supplies expense of $0.2 million. The increased spending was partially offset by decreases of approximately $1.3 million of legal costs incurred in the corresponding prior year period related to legal action asserted by a former product vendor and decreased expense in our allowance for doubtful accounts of $0.3 million due to increased efforts in the credit and collections area in the current year. The net increase in general, administrative, and operations expense in the three months ended November 30, 2011, compared to the same period last year, was approximately $1 million.

The increase in general, administrative, and operations expense in the nine months ended November 30, 2011, compared to the same period last year, include increased compensation expense of $3.5 million, increased shipping expense of $1.3 million, increased general overhead costs of $1.6 million and increased stock-based compensation expense of $0.6 million. General overhead increases include general corporate legal costs, accounting and on-going public reporting costs of $0.9 in addition to facilities, depreciation and supplies expense of $0.7 million. The increased spending over the prior year period referenced was partially offset by cost decreases related to the 2010 legal action asserted by a former vendor which was settled in the nine-months ended November 30, 2011 and certain general and administrative costs incurred associated with the acquisition in 2010 of Solid Data Systems, Inc. The one-time decreases in the nine months ending November 30, 2010 were approximately $2.7 million.

The increased compensation expense in the three and nine months ended November 30, 2011, compared to the corresponding prior year period, is primarily due to increased headcount in our Taiwan manufacturing operations as well as our Corporate Headquarters. The increase in factory labor requirements and shipping expense is a direct result of the significant increase in net revenue over 2010. Other smaller increases in the general, administrative and operations areas resulted from our current year acquisitions in Korea and England.

Acquisition Related Costs

OCZ’s acquisition related costs expense and the expense as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in acquisition related costs expense in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Acquisition related costs	$—	$—	$1,702	$—
As a percentage of net revenue	—%	—%	0.7%	—%
Increase	$—		$1,702
Percent change	—%		100%

The increase in acquisition related charges in the nine months ended November 30, 2011, compared to the same period last year, was due to the acquisition of Indilinx on March 25, 2011. These acquisition costs were primarily advisory, legal, and accounting services.

Special Inventory Charge

During the nine months ended November 30, 2011, the Company recorded a special inventory charge of approximately $3.0 million and increased the inventory reserves accordingly. This adjustment was to write-off prior generation SSD products and related components which were part of a bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which the Company is now targeting, particularly as a result of the equity funding completed in April 2011. This strategy change was adopted late in May 2011 and was the result of various product roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011. The key business requirement was to have the newly combined R&D teams focus on future product development for the enterprise markets.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Special inventory charge	$—	$—	$2,975	$—
As a percentage of net revenue	—%	—%	1.2%	—%
Increase	$—		$2,975
Percent change	—%		100%

Other expense, net

OCZ’s other expense, net, as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Other expense, net	$(64)	$(101)	$(137)	$(112)
As a percentage of net revenue	(0.1)%	(0.2)%	(0.1)%	(0.1)%
Increase (decrease)	$(37)		$25
Percent change increase (decrease)	(37)%		22%

The decrease/increase in other expense, net, in the three and nine months ended November 30, 2011, compared to the same periods last year, was primarily due to foreign currency transaction gains and losses.

Interest and Financing Costs

OCZ’s interest and financing costs, and the expense as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, are presented in the table below. Also presented are the related dollar and percentage change in interest and financing costs in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Interest and financing costs	$(191)	$(851)	$(850)	$(2,019)
As a percentage of net revenue	(0.2)%	(1.6)%	(0.3)%	(1.6)%
Increase (decrease)	$(660)		$(1,169)
Percent change (decrease)	(78)%		(58)%

The decrease in interest and financing costs in the three and nine months ended November 30, 2011, compared to the same period last year, was primarily due to the repayment of significant borrowings during the three months ended May 31, 2011. Utilization of the existing line of credit began at the end of November 2011 to ensure critical inventory purchase requirements were secured for expected increased sales volume. Minimal interest and financing costs were incurred.

Adjustment to the Fair Value of Common Stock Warrants

OCZ’s adjustment to the fair value of common stock warrant expense, and the expense as a percentage of consolidated net revenue in the three and nine months ended November 30, 2011 compared to the corresponding prior year periods, are presented in the table below. Also presented are the dollar and percentage change in adjustment to the fair value of common stock warrant expense in the nine months ended November 30, 2011, compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Adjustment to the fair value of common stock warrants	$(2,998)	$(2,788)	$(1,852)	$(1,237)
As a percentage of net revenue	(2.9)%	(5.2)%	(0.7)%	(1.0)%
Increase ( decrease)	$210		$615
Percent change	8%		50%

The increase in the adjustment to the fair value of common stock warrants in the three and nine months ended November 30, 2011, compared to the corresponding prior year periods, was primarily due to the higher stock price and a higher volatility factor used in the revaluation of the liability to its fair value.

Income Taxes

OCZ’s provision for income taxes, as a percentage of consolidated net revenue, in the three and nine months ended November 30, 2011, as compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage changes in income taxes in the three and nine months ended November 30, 2011, as compared to the corresponding prior year periods.

	Three months ended		Nine months ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(In thousands, except percentages)		(In thousands, except percentages)
Income tax expense (benefit)	$(1)	$25	$—	$861
As a percentage of net revenue	0.0%	0.0%	0.0%	0.7%
Increase (decrease)	$(26)		$(861)
Percent change	(104)%		100%

The decrease in the provision for income taxes in the three and nine months ended November 30, 2011, compared to the same period last year, is due to the increase in the deferred tax valuation in the nine months ended November 30, 2010 as a result of the net losses incurred in the periods referenced.

Liquidity and Capital Resources

	Nine months ended
	November 30, 2011	November 30, 2010
	(In thousands)
Net cash used in operating activities	$(65,625)	$(19,583)
Net cash used in investing activities	(6,934)	(767)
Net cash provided by financing activities	93,666	39,273

As of November 30, 2011, cash and cash equivalents totaled $38.6 million, compared to $17.5 million as of February 28, 2011.

Operating Activities

Cash used in operations in the nine months ended November 30, 2011 was $65.6 million, resulting from a net loss of $6.8 million, decreased by an aggregate of $12.0 million in non-cash charges and increased by an aggregate of $70.8 million in net changes in assets and liabilities. The significant non-cash charges included an inventory reserve provision of $5.4 million which included a charge to research and development expense of $2.6 million and a special inventory charge of approximately $3.0 million related to prior generation SSD inventory in connection with strategy changes after the acquisition of Indilinx which was reduced by approximately $.2 million of other reserves. Reductions in the general inventory provision during the period were approximately $0.2 million. Other non-cash charges included stock-based compensation expense of $2.4 million and fair value adjustments of common stock warrants of $1.8 million. Depreciation, amortization and bad debt expense amounted to $2.4 million. The net change in assets and liabilities was approximately $ 70.8 million and resulted primarily from increases in inventories, trade accounts receivable and accounts payable. The increase in inventory of approximately $60 million and accounts payable of approximately $26 million is primarily due to the reported and expected higher sales volumes resulting in increased inventory purchases to meet future customer demand requirements. The increase in accounts receivable of approximately $35 million is related to revenue which was non-linear within the quarter ending November 30, 2011. Other net changes in assets in liabilities amounted to approximately $1.8 million.

Cash used in operations in the nine months ended November 30, 2010 was $19.6 million, resulting from a net loss of $20.8 million, decreased by an aggregate of $8.8 million in non-cash charges and increased by an aggregate of $7.6 million in net changes in assets and liabilities. The significant non-cash charges included inventory reserve provisions of $3.7 million and fair value adjustments of common stock warrants of $1.2 million. Other non-cash charges were $3.9 million. The net change in assets and liabilities in the amount of $7.6 million included an increase in inventory for future sales, an increase in accounts receivable due to higher shipments in the nine months ended November 30, 2010, and an increase in accounts payable primarily from higher levels of inventory purchases.

Investing Activities

Net cash used in investing activities was $6.9 million in the nine months ended November 30, 2011, resulting from asset purchases of capital equipment and intangibles in the United Kingdom, Korea and United States to facilitate increased research and development activities. Other capital equipment purchases were primarily to expand and increase efficiencies in our existing and new manufacturing facilities in Taiwan.

Net cash used in investing activities was $0.8 million in the nine months ended November 30, 2010, resulting from capital expenditures of approximately $0.8 million primarily to maintain our warehouse and manufacturing facilities in Taiwan.

Financing Activities

Net cash provided by financing activities was $93.7 million for the nine months ended November 30, 2011 and was primarily the result of net proceeds of approximately $93.5 million from the issuance of common stock related to a stock offering in April 2011, which was partially offset by repayments and current proceeds of bank loans, net of approximately $2.2 million. Other less significant cash provided by financing activities was approximately $2.4 million which was related to proceeds from our employee stock program, warrant exercises and restrictions lifted related to supplier letters of credit.

Net cash provided by financing activities was approximately $39.3 million for the nine months ended November 30, 2010 and was primarily from the issuance of common stock of approximately $34.3 million, net of issuance costs and an increase in borrowings of approximately $5.0 million.

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

In February 2011, we signed an agreement with SVB for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which expires in February 2012, expanded the $17.5 million debt capability available under the prior joint factoring arrangements with SVB and FGI. At that time, we also terminated our FGI Agreement. As part of the termination of FGI, a contractual penalty of $170,000 was paid to FGI and was included in the “Interest and financing costs” caption on the statement of operations for the fiscal year ended February 28, 2011. The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restriction of cash dividends, negative, and affirmative covenants with which we must comply. On April 14, 2011 all borrowings under the New SVB Agreement were repaid in full. As a result of the Indilinx acquisition, we executed four amendments to the New SVB Agreement to provide formal waivers on deal approval, subsidiary stock pledges, EBITDA levels, and reporting timetables. As of July 14, 2011, we were in compliance with all covenants of the New SVB Agreement. As of August 31, 2011, the Company was in compliance with all covenants of the New SVB Agreement, there were no outstanding loan balances. As of November 30, 2011, the Company has current borrowings of $22.7 million, and is in compliance with all covenants of the New SVB Agreement and the applicable interest rate is prime + 1.5%. The bank’s prime rate was 4.0% at November 30, 2011.

There is no assurance that we will maintain compliance with all covenants of our Factoring Loan Agreements in the future. If we are in violation of covenants in the Factoring Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment effectively causing all loan balances to become due.

We anticipate increasing working capital as we continue to expand our business. We intend to fund this continued expansion through the combination of cash generated by operations, increased debt facilities, and potential future equity offerings. We anticipate that working capital will constitute a material use of our cash resources. On January 9, 2012 we signed a proposal letter with Wells Fargo Capital Finance (“WFCF”) for a $50 million senior secured credit facility to replace the current $25 million credit facility with SVB which expires in early February 2012. As in the current SVB facility, borrowings under the WFCF facility will be limited to the borrowing base based on OCZ’s receivables. This new credit facility is subject to finalization of a definitive agreement and final WFCF approval. It also provides for a potential expansion to $75 million if certain conditions are met.

We believe that our current cash and cash equivalents combined with current and potential increased debt facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Our long-term future capital requirements and financing needs will depend on many factors, including our level of revenue, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity, and associated infrastructure and the continuing market acceptance of our products. If the sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

From time to time, the Company enters into various inventory related purchase commitments with its suppliers. The Company had approximately $49 million in non-cancelable purchase commitments with certain suppliers as of November 30, 2011. Two key suppliers represent a substantial portion of these commitments. One commitment of approximately $20 million relates to a continuity of supply arrangement which the Company has entered into during the nine months ended November 30, 2011. Another commitment requires the Company to purchase approximately $18 million of specified components from a certain supplier by the end of April 2013. All purchases from these suppliers are expected to sell in the normal course of business.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the nine months ended November 30, 2011 or 2010.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended February 28, 2011, included in our Annual Report on Form 10-K filed with the SEC on May 17, 2011, and amended on May 31, 2011 and the notes to the condensed consolidated financial statements as of and for the nine months ended November 30, 2011, included herein. Our most critical accounting policies include the following:

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (amended further under ASU No. 2011-12 in December 2011). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

In December 2011, the FASB issued Accounting Standards Update (ASU) No, 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation to have little or no impact.

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

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, because our interest income historically has been negligible and we have only recently initiated borrowings against our line of credit with Silicon Valley Bank at November 30, 2011, we believe that there is no material risk of exposure.

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

During the nine months ended November 30, 2011, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of OCZ’s SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result OCZ engaged in certain deceptive practices and violated various laws. As of November 30, 2011, the Company has not recognized this contingency within the financial statements presented as OCZ believes that the lawsuit has no merit and intends to vigorously defend against this litigation. On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or Alternatively, to Strike Certain Allegations. The Motion was granted in part and denied in part on October 4, 2011. On November 18, 2011, plaintiff filed an amended complaint and, on December 20, 2011, the Company again filed a Motion to Dismiss or Alternatively to Strike Certain Allegations. The Motion is scheduled for hearing on February 2, 2012. A tentative class certification hearing is set for May 21, 2012 (assuming the plaintiff moves for certification and depending upon when the plaintiff does so) and a trial date of May 28, 2013 has been set.

On September 7, 2011 a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. The Company was served with a copy of the complaint on October 26, 2011 and filed six affirmative defenses in response on December 23, 2011. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. As of November 30, 2011, the Company has not recognized this contingency within the financial statements presented as OCZ believes the complaint has no merit and OCZ intends to vigorously defend against this litigation.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	(REMOVED AND RESERVED)

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 30, 2009, including the Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to exhibit 31 to the Company’s registration statement on Form S-3 (File No. 333-178247)).

4.1	Rights Agreement, dated as of October 25, 2011, between OCZ Technology Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 27, 2011 (File No. 1-34650))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Registrant’s Quarterly Report on Form 10Q for the quarter ended November 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets as of November 30, 2011 and February 28, 2011, Condensed Consolidated Statements of Operations for the Three and Nine months ended November 30, 2011 and November 30, 2010, Condensed Consolidated Statement of Cash Flows for the Nine months ended November 30, 2011 and November 30, 2010, and Notes to Condensed Consolidated Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on January 17, 2012.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer