Form 10-K
period 2012-02-29
OCZ TECHNOLOGY GROUP INC
filed 2012-05-14
CIK 1355128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based upon the closing sales price of the Common Stock on The NASDAQ Capital Market on August 31, 2011, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $260.6 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons are deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 67,327,099 as of May 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, to the extent indicated in Part III.

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

General

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002. OCZ is a leader in the design, manufacturing, and distribution of high performance and reliable Solid-State Drives (“SSDs”) and premium computer components. OCZ has built on its expertise in high-speed memory to become a leader in the enterprise and consumer SSD markets, a technology that competes with traditional rotating magnetic hard disk drives (“HDDs”). SSDs are faster, more reliable, generate less heat and use significantly less power than the HDDs used in the majority of computers today. OCZ designs and manufactures SSDs in a variety of form factors and interfaces including SATA, SAS, PCIe, as well as the development of flash management software, caching and virtualization software to provide a total solution for enterprise clients. We are also a provider of flash controller silicon and firmware for SSDs. In addition to SSD technology, OCZ offers enterprise-class power management products.

Overview

We are a leader in the design, manufacture and distribution of high-performance solid state drives, or SSDs. We operate in one business segment and focus primarily on two markets:

•

HDD Replacement Format Market— SSDs can be substituted for hard disk drives (HDDs) in both high-performance storage and consumer mobile computing and offers significant advantages in terms of performance, reduced heat, and in the case of portable units, battery life.

•

Storage Area Network (“SAN”) Acceleration/Replacement Market— Optimal for I/O intensive workloads, such as database applications, data warehouses, search engines, and compute-intensive applications, PCIe SSDs enabled with our Virtualized Controller Architecture (“VCA”) are a cost-effective, high performance alternative in datacenter and enterprise storage applications.

Within both the HDD and SAN markets, we offer a wide range of SSD products for enterprise customers, primarily used for data centers, cloud computing, enterprise computing devices and storage area networks. For small to medium business and consumers, we offer SSDs for the HDD replacement format market that include servers, workstations, high-performance computing devices and a broad array of consumer devices including PCs, laptops, tablets, gaming devices and mobile handsets.

We sell our SSDs and components directly to enterprise customers and original equipment manufacturers, or OEMs, through our direct sales force, and to other end customers through a channel of systems integrators, information technology (“IT”), integrators, and fulfillment and retail distributors, including online retailers that are focused on technology.

As the growth in the market for SSDs began to accelerate over the last several years, we have evolved from high performance DRAM memory modules to serve this emerging SSD market as our primary focus. Our strong foundation in memory technology provided a solid research and development platform and natural transition to develop our SSD capabilities given the technological similarities between these product categories. We have enhanced our SSD capabilities through four acquisitions: (i) certain assets from Solid Data Inc., a provider of solid-state storage systems and solutions, (ii) Indilinx Co., Ltd. (“Indilinx”), a leading fabless provider of flash controller silicon and software for SSDs, (iii) the UK Design Team of PLX Technology, Inc., a developer of system-on-chip solutions, and (iv) Sanrad Inc. (“Sanrad”), a privately-held provider of flash caching and virtualization software and hardware. The acquisitions of Indilinx and the UK Design Team, both completed in fiscal 2012, have enhanced our capabilities in firmware and controller technology, as well as development and commercialization of fully-integrated SSD products. The acquisition of Sanrad, completed in January 2012, provides technology that we believe will allow us to increase datacenter performance and efficiency by putting more virtual machines, or VMs, on a server without slowing down the VM’s ability to access stored data.

Currently, our products are purchased by over 400 customers, most of which are distributors or etailers in 60 countries.

For our fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, our ten largest customers accounted for 41%, 49% and 51% of net sales, respectively. For our fiscal year ended February 29, 2012, Memoryworld Gmbh & Co. accounted for 10% of our net revenue. For our fiscal years ended February 28, 2011 and February 28, 2010, NewEgg accounted for 17% and 19% of our net revenue, respectively. During each of these periods, no other customers accounted for more than 10% of our net revenue.

Industry Background

Solid State Drives

The worldwide market for SSDs is in very early stages of development, yet continues to grow rapidly and is increasingly accepted as a mainstream storage device in both the HDD replacement format and SAN acceleration/replacement markets. The need for data storage has continued to grow rapidly in recent years due to the growth in volume of data produced and shared, as well as the increase in computing, networking and cloud architectures. Emergent technologies such as virtualization have placed new demands on storage infrastructure and necessitated a re-architecture of storage solutions. Furthermore, enterprises are increasingly dependent on the collection, analysis and reporting of data, which has driven the need for higher performing and more reliable data storage devices. Finally, the rapid growth in the number of devices that utilize data across both Enterprise and Consumer markets has also increased the need for faster access to information.

SSDs have rapidly gained market acceptance across the HDD replacement format and SAN acceleration/replacement markets in a brief period of time; these markets had been dominated by traditional mechanical hard disk drives, or HDDs. As the benefits of deploying SSDs increase and outweigh the lower up-front cost benefits of HDDs, many segments of the market have rapidly shifted to adopt SSD technology. Historically, cost effectiveness on a per-gigabyte basis limited the adoption of SSDs across all market segments. SSD manufacturers have increasingly incorporated the use of MLC and eMLC NAND flash memory, which has allowed manufacturers to lower their total bill of materials, thereby enabling SSDs to be priced competitively with HDDs. As the price per gigabyte of SSDs continues to decline and relative performance continues to improve, SSD adoption is expected to accelerate.

Technological advancements and evolutionary trends have catalyzed the market adoption of SSDs. The major technological advancements have included:

•

Advancement of MLC technology—MLC or multi-level cell, is a memory element capable of using multiple levels of a cell to store information, as opposed to SLC, or single-level cell memory. The use of multiple levels of a cell increases total usable capacity and decreases latency when accessing stored data.

•

Introduction of sophisticated tiering software—Tiering software has added intelligence to the datacenter and storage stack, allowing applications to automatically recognize and differentiate frequently used data from less frequently used data. Tiering allows for frequently used data to be directed towards SSDs, where rapid access is a principal requirement. This allows users to retrieve data and run applications with the lowest possible latency by leveraging the improved performance of SSDs to manage mission-critical functions.

•

Introduction of storage virtualization—Storage virtualization provides companies with tools to address the underutilization of resources and the poor economics of silo-based storage, as well as the flexibility to respond to changing business requirements. In a storage virtualized environment, organizations achieve the full benefits of consolidation, improved resource usage and comprehensive disaster recovery. Storage virtualization also reduces power and cooling costs.

•	Advancement of controller and firmware design—Advancements in controller and firmware have provided SSDs with many of the advanced features that define HDDs’ value proposition and critical features. These features include drive bootability, error correction and TRIM support. TRIM support is an active optimization used with SSDs where a drive can automatically wipe inactive data, boosting capacity and speed while preserving active data on the drive. Controller and firmware technology allows SSD manufacturers to enhance the performance characteristics of SSD components.

•

Broadened mix of interface technologies—The broadened range of interfaces compatible with SSDs has increased adoption, particularly in the enterprise market. Common interfaces such as PCIe, SATA and SAS are expected to dominate enterprise SSD deployment in the future.

Power Supply Units

Power supply units (“PSU”) are the main source of conversion between main alternating current and the direct current used by computers and other electronic devices. As modern electronics, computers, servers and workstations become more complicated, the increased power handling and efficiency of AC/DC conversion become paramount. Key drivers in the power supply unit industry are the release of new PCs and industry standards, as well as growing regulatory requirements in the European Union, North America and Japan for increased power consumption.

Our Product Groups

OCZ operates its business in one reportable segment comprised of two product groups of SSD storage and then power supplies, memory processing, and other. We discontinued our DRAM memory products as of February 28, 2011. The following table summarizes our revenue by product group:

	Fiscal Year Ended February 29/28,
	2012		2011		2010
Net revenue	(Dollars in millions)
SSD	$338.9	92.7%	$133.2	70.0%	$43.5	30.2%
Power supplies/memory/other	26.9	7.3	56.9	30.0	100.5	69.8

Total net revenue	$365.8	100.0%	$190.1	100.0%	$144.0	100.0%

Solid State Drives

Our SSD products are primarily used in PCs, servers, data storage systems and industrial equipment that require increased speed, efficient power consumption and increased reliability.

•

MLC-Based SSDs— Our MLC-based drives are used in consumer, mobile computing, PCs, HPC, workstations, servers, enterprise and cloud computing applications, and are available in a variety of interfaces such as SATA II, SATA III, PCIe, SAS, mSATA and our proprietary High Speed Data Link, or HSDL. These drives currently feature low power consumption, read/write speeds up to 6.5GB/s and up to 16TB of storage density.

•

SLC-Based SSDs—Our SLC-based drives are primarily used in enterprise, HPC, servers, workstations, storage area networks, data centers and cloud computing applications, and support a variety of interfaces such as SATA II, SATA III, PCIe, and SAS. These drives currently feature low power consumption, read/write speeds up to 2.8GB/s, lower latency, enhanced endurance/reliability and up to 1.6TB of storage density.

•

Portable SSDs and USB Drives—Our portable SSD and USB drives currently support USB 2.0 and USB 3.0, which are primarily used for mobile computing and PCs. These drives currently feature 260 MB per second read/write and up to 128GB in density. Additionally, we recently demonstrated a prototype of “Lightfoot,” an external Intel Thunderbolt SSD that we believe will become the fastest interface in the new generation of high-performance portable storage.

Our SSD products can be integrated with storage systems and servers through various standard interfaces. Given the ubiquity of the HDD interfaces in the storage industry, these SSDs provide scalability, flexibility, and ease of integration into existing storage. We support all of the most popular, fastest-growing interfaces:

•

PCIe—We offer PCIe interface for the HDD replacement format and SAN acceleration/replacement markets as PCIe has the least amount of latency, while maintaining high bandwidth, and maximum performance between the host and the solid state memory. Our PCIe drives currently offer up to 500,000 IOPS for 4KB random write.

•	SATA—We offer SATA interface across all of our markets as SATA provides the optimum level of performance and reliability. Our SATA drives currently offer up to 90,000 IOPS for 4KB random write.

•

SAS—We offer SAS interface primarily for enterprise and server clients as SAS is one of the fastest growing interfaces in the SSD market. Our SAS drives currently offer up to 70,000 IOPS for 4KB random read.

•

HSDL—We offer a proprietary high-speed data link, or HSDL, interface for the enterprise market as HSDL is capable of running up to 20Gbps of data bandwidth per channel, surpassing the speed of existing storage interfaces. Our HSDL drives currently offer up to 250,000 IOPS for 4KB random write.

Controllers

Our Indilinx-based products and solutions are comprised of advanced solid state drive controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance solid state drives. Ndurance 2.0, a Indilinx flash management technology, overcomes critical NAND flash memory shortcomings to ensure that SSDs with consumer-grade NAND flash can be reliably used in both enterprise and client computing environments over a lifetime well beyond the manufacturer-rated endurance limits. Our technology powers a wide range of storage solutions, from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications. Our SATA platforms currently can support up to 6 Gbps, a maximum capacity of 1 TB, and wide compatibility with NAND flash memory SLC and MLC, Asynchronous, ONFI2, Sync, and Toggle Mode.

Flash Caching and Virtualization Technology

Our VXL software delivers flash caching and virtualization technology into server virtualization platforms. Key capabilities of the VXL include:

•	efficient dynamic distribution of host-based flash resources to guest virtual machines via its application optimized cache engine;

•	supports key enterprise-class storage data center requirements like high availability, storage virtualization, and resilience;

•	runs on VMware ESX, Microsoft Hyper-V, and Xen-based hypervisors;

•	guarantees cache migration for vMotion – cached data is treated as a virtualized storage entity and can be migrated between physical servers along with the virtual volumes without performance loss;

•	allows for caching over highly available mirrored volumes, ensuring that a single flash resource is used to accelerate both copies of the data, doubling the efficiency of flash utilization;

•	no agent required on the application virtual machine; and

•	central management is provided, so that IT does not need to manage each accelerated virtual machine separately.

Power Supplies

We manufacture power supplies that are designed to power PCs and industrial devices while maintaining interoperability with other system components, adhering to industry standards and increasing output efficiency through superior design. Our power supplies are designed to operate at higher temperatures and under more demanding internal conditions with stricter load regulation than is required under normal circumstances. Power supplies are sold under both the OCZ and PC Power & Cooling brands, and are able to address a wide range of computing applications.

•

High Wattage Power Supplies —We currently offer high wattage power supplies with density up to 1200 watts, featuring 50 C operation, 80%+ efficiency and 1% load regulation, in multiple formats. The target applications are OEM application servers, workstations, storage area networks, and high performance computing.

•

Low Noise Power Supplies—We currently offer low noise power supplies with density up to 750 watts, featuring low audible noise. The target applications are PCs and video/audio workstations, and home theater PCs.

•

Modular PSUs—We currently offer modular PSUs with density up to 1000 watts, featuring removable reconfigurable cables. The target applications are end-user upgrades, overclocking and case modding, gaming computers and home theater PCs.

•

High Efficiency PSUs—We currently offer high efficiency PSUs with density up to 1000 watts that are green friendly with 85% plus efficiency. The target applications are end-user upgrades, gaming computers and home theater PCs.

The OCZ Solution

We believe our primary competitive advantages arise from our internal research and development expertise and the ability to capitalize on that expertise to develop differentiated solutions for our customers. This has enabled us to incorporate advanced functionality and capabilities and to develop and commercialize products that are optimized for our customers’ requirements quickly and efficiently. Our solutions offer key benefits to our customers including:

•

Superior performance at lower price points—Our Virtualized Controller Architecture, or VCA, and firmware incorporates proprietary technology and design to pool resources to create a “super controller”. This pooling of resources delivers an increase in raw performance beyond standard single-chip solutions and enables additional features not available on other multi-chip solutions. Our VCA is designed to support a broad range of interfaces with minimal software porting.

•

Leading PCIe product portfolio—We have enhanced our PCIe product offerings with our new Z-Drive R4 enterprise SSD, launched in August 2011, that offers 2.8GB/s bandwidth and speeds up to 500K IOPS and is based on MLC NAND Flash technology. We have increased our SAN acceleration/replacement customer base due to our enhanced PCIe product offering. Our recently-launched products incorporate fully-integrated, proprietary controller technology acquired from Indilinx Co. Ltd. Our Z-Drive R4 is a multi-controller PCIe solution that incorporates our VCA 2.0 firmware technology. Our Z-Drive R4 CloudServ is capable of transferring multiple gigabytes per second and delivering over a million IOPS with a level of concentrated performance that enables system architects looking for a easy to deploy SAN replacement to design more productive and less complex infrastructures while lowering costs associated with hardware failure, maintenance, structural footprint, and energy consumption.

•

Compelling value proposition versus legacy HDDs—Our broad array of HDD replacement format SSD products provides performance advantages as compared to HDDs, and our incorporation of MLC-based technology increases our ability to compete on price as well. Our SATA III SSDs are innovatively engineered to deliver industry-leading file transfer rates and superior system responsiveness, all while providing a more durable, reliable, and energy efficient storage solution compared to traditional hard drives.

•

Vertically integrated commercialized controller technology—We believe ownership and increasing integration of our own controller technology will enable us to produce all of the elements of performance and feature differentiation outside of the NAND flash development. This includes our controller software which we believe allows us to tailor our SSDs for specific end markets to deliver superior functionality and performance.

•

Improved performance via virtualization—We believe our recent acquisition of Sanrad’s flash caching and virtualization software and hardware will enable us to increase datacenter performance and efficiency and address the SAN Acceleration market with a total solution which includes PCIe SSDs like the Z-Drive Series and the Sanrad VXL software. VXL flash caching and storage virtualization software distributes flash caching resources on demand across virtual machines (VMs), maximizing the full potential of virtualization by dissolving SAN bottlenecks which normally result from the use of traditional HDD storage. Sanrad’s virtualization software and solutions are designed to run in VMware ESX, Microsoft Hyper-V, or Citrix Xen virtualization platforms to allow enterprises to realize the benefit of a single unified virtualized environment.

Flexible and Customizable Component Solutions

We provide flexible and customizable component solutions to address the specific application needs of our end users. Our design principles allow us to develop proprietary components to deliver a broad range of products with superior features. As of our fiscal year ended February 29, 2012 we offered over 200 products.

Rapid Time to Market

We strive to reduce the design and development time required to incorporate the latest technologies and to deliver the next generation of products and solutions. Our in-house design competencies and control of the design of many of the pieces used within our component solutions enable us to rapidly develop, build and test components.

Extensive Distribution Channels

We have built a diverse and extensive distribution network reaching a wide range of customers in approximately 60 countries. This network includes traditional retailers and etailers, as well as OEMs, systems integrators and distributors.

Strategic Relationship

We have engineering and marketing relationships (for example, being a nominated “solutions partner” or “certified supplier”) with certain motherboard manufacturers and integrated circuit manufacturers and chipset/platform providers such as Advanced Micro Devices, Inc., Marvell Technology Group Ltd,, NVIDIA Corporation, ASUS, Gigabyte Technology, ASRock, and MSI Computer Corporation. We believe that these relationships enable us to respond to changing consumer needs to develop product ranges which are compatible with multiple platforms and to develop other products designed to obtain optimum performance from a specific platform.

Customer Service

We seek to build brand loyalty by offering product warranties, comprehensive return and replacement policies and accessible technical support. Members of our customer service staff have technical expertise which we believe supports us in maintaining our reputation for technical expertise and attentive customer care.

Suppliers

Typically, NAND flash represents a significant majority of our component costs for our SSD products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products.

From time to time, our industry experiences shortages which has resulted in foundries putting their customers, ourselves included, on component allocation. Except as described below we have no long-term supply contracts, our suppliers may not supply the quantities of components we may need to meet our production goals. Micron, SK Hynix, Toshiba and Intel currently supply substantially all of the NAND flash used in our SSD products. We also purchase numerous other components for our SSDs that are readily available in the market.

From time to time, we enter into various inventory related purchase commitments with our suppliers. We had approximately $19.9 million in non-cancelable purchase commitments with certain suppliers as of February 29, 2012. Two key suppliers represent a substantial portion of these commitments.

One commitment of approximately $16.9 million relates to a continuity of supply arrangement which we entered into during the year ended February 29, 2012. Another commitment requires us to purchase approximately $2.6 million of specified components from a certain supplier by the end of April 2013. All purchases from these suppliers are expected to sell in the normal course of business. We do not have any long term supplier contracts or obligations to purchase raw materials.

Manufacturing

OCZ’s SSD products are assembled and tested in our manufacturing facility in Taiwan. We also use other contract-manufacturing suppliers in both the United States and Taiwan to support both our SSD and power supply business. In order to maintain OCZs high quality standards all products are tested at our facilities regardless of assembly location.

This past year our Taiwan factory was relocated to a new facility. With recent technology upgrades our facility capacity has increased to accommodate demand for both client and enterprise OCZ SSDs. The recent investment in our manufacturing facilities has helped improve and expand our ability to manufacture the highest quality products our customers expect.

We do not own or operate semiconductor fabrication or packaging facilities to support our vertical integration of Indilinx controllers and OCZ branded Flash. We currently outsource our semiconductor wafer manufacturing and IC packaging/solutions.

Research and Development

We believe that the timely development of new products is essential to maintaining our competitive position. Our research and development activities are focused primarily on new high-speed SSDs, controller platforms, power supplies and ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software. We plan to continue to devote research and development efforts to the design of new products which address the requirements of our target markets.

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

Our research and development expenses totaled approximately $32.1 million, $7.7 million and $5.3 million in the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Intellectual Property

We protect our intellectual property through a variety of measures, including trade secrets, non-disclosure agreements, trademarks, copyrights and patents. Currently, we have 16 patents issued in the United States and over 60 pending US utility applications. In addition, we have 13 international patents issued in Korea and Australia, and over 50 applications pending in Europe, Korea, Japan and China. Several of the pending worldwide applications have received favorable office actions requiring relatively minor amendments. We are further aggressively expanding our intellectual property portfolio by continuously filing new patent applications. We maintain our patents and trademarks as part of our intellectual property to extend the durations as necessary to achieve our business goals.

Competition

We conduct business in markets characterized by intense competition, rapid technological change, constant price pressures and evolving industry standards. We compete against global technology vendors such as Intel Corporation and Samsung Electronics Co., Ltd. Our primary competitors in the SSD industry include Fusion-io, Inc., Intel Corporation, SanDisk Corporation, Micron Technology, Inc. (Crucial), SMART Modular Technologies Inc., and STEC, Inc. Our primary competitors in the specialized power supply chassis and cooling manufacturing industry include Antec, Inc., Thermaltake Technology Inc. USA and Enermax Technology Corporation. We currently compete or may compete with, among others, EMC Corporation Hitachi, Ltd., Seagate Technology, Toshiba, and Western Digital. Our flash caching and virtualization software and hardware primarily competes with products from suppliers of software-hardware solutions, including Fusion IO and other software-hardware solutions being developed by privately held companies.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In the PC market in Asia, we expect to face increasing competition from local competitors such as A-DATA Technology Co., Ltd. and GSkill International Enterprise. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, some of our significant suppliers, including LSI Corporation, Samsung Electronics Co., Ltd., Infineon Technologies AG and Micron Technology, Inc., are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We believe that we compete favorably with respect to most of these factors. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, lower cost structures, greater brand recognition and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular industry standard or competing technology than we are our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price.

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

Employees

As of our fiscal year ended February 29, 2012, we employed 708 full-time employees, of which 356 were in general and administration (including operations, finance, administration, human resources and information technology), 265 were in research and development, and 87 were in sales and marketing. Approximately 450 employees are located outside the United States, principally in Taiwan, Korea, United Kingdom, Netherlands, Israel, and Canada. Our employees are not represented by any collective bargaining agreements. We have never experienced a work stoppage and believe that our employee relations are good.

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

The markets in which we compete, including SSDs, flash and power supply markets, are highly cyclical and characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. These markets have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both manufacturers’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders.

For our fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, our ten largest customers accounted for 41%, 49% and 51% of net sales, respectively. For our fiscal year ended February 29,

2012, Memoryworld Gmbh & Co. accounted for 10% of our net revenue. For our fiscal years ended February 28, 2011 and February 28, 2010, NewEgg accounted for 17% and 19% of our net revenue, respectively. During each of these periods, no other customers accounted for more than 10% of our net revenue.

Our dependence on a small number of suppliers for components, including integrated circuit devices, and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders and therefore materially harm our business.

Typically, integrated circuit, or “IC”, devices represent a significant majority of our component costs for our SSD products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we generally do not have long-term supply contracts, our suppliers may not supply the quantities of components we may need to meet our production goals. Micron, SK Hynix, Toshiba and Intel currently supply substantially all of the IC devices used in our flash memory products.

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

The SSD market is highly competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their SSD business based on the profitability of their other businesses. We expect competition in this market to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industrywide production capacity increases and competitors aggressively price products to increase market share. We only have limited experience competing in this market. Our growth strategy includes expanding our presence in this market, and we may not be successful in doing so.

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

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced significant growth over the last few years. Our future success will depend upon various factors, including market acceptance of our current and future products, competitive conditions, our ability to manage increased sales, if any, the implementation of our growth strategy and our ability to manage our anticipated growth. We intend to finance our anticipated growth through cash flows generated from our sales, borrowings under debt arrangements and the net proceeds from the recent follow-on public offering. However, if our net sales decline, we may not have the cash flow necessary to pursue our growth.

We anticipate adding personnel, particularly in the Operations and Sales and Marketing departments, which will increase our general, administrative and operations expenses. Because these expenses are generally fixed, particularly in the short-term, if we do not achieve our anticipated growth, our operating results may be adversely impacted. Our future success will depend on our ability to manage anticipated growth. If we are unable to anticipate or manage growth effectively, our operating results could be adversely affected.

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

As part of our business and growth strategy, we expect to acquire or make significant investments in businesses, products or technologies that allow us to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. For example in 2007, we acquired PC Power and Cooling, Inc., a producer of PC thermal management products, and substantially all the assets of Silicon Data Inc., doing business as Hypersonic PC Systems, a manufacturer of boutique high performance gaming PCs and laptops. We stopped the manufacture and sale of certain Hypersonic PC products in our fiscal year ended February 28, 2010. On March 25, 2011, we acquired Indilinx Co., Ltd, a privately-held fabless provider of flash controller silicon and software for SSDs, on October 24, 2011, we acquired the UK Design Team of PLX Technology, Inc., a developer of system-on-chip solutions, and on January 9, 2012, we acquired Sanrad Inc., a privately-held provider of flash caching and virtualization software and hardware. Acquisitions or investments expose us to the risks commonly encountered in acquisitions of businesses, including, among others:

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

We may grow our business through business mergers and/or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our stockholders’ percentage ownership, incur substantial debt, reduce our cash reserves or assume contingent liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations.

We may not be able to maintain or improve our market share because of the intense competition in the markets we serve.

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

We compete against global technology vendors such as Intel Corporation and Samsung Electronics Co., Ltd. Our primary competitors in the solid state storage maker industry include Fusion-io, Inc., Intel Corporation, SanDisk Corporation, Micron Technology, Inc. (Crucial), SMART Modular Technologies Inc., and STEC, Inc. Our primary competitors in the specialized power supply chassis and cooling manufacturing industry include Antec, Inc., Thermaltake Technology Inc. USA and Enermax Technology Corporation. We currently compete or may compete with, among others, EMC Corporation, Hitachi, Ltd., Seagate Technology, Toshiba, and Western Digital. Our flash caching and virtualization software and hardware primarily competes with products from suppliers of software-hardware solutions, including Fusion IO and other software-hardware solutions being developed by privately held companies.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In the PC market in Asia, we expect to face increasing competition from local competitors such as A-DATA Technology Co., Ltd. and GSkill International Enterprise. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, some of our significant suppliers, including LSI Corporation, Samsung Electronics Co., Ltd., Infineon Technologies AG and Micron Technology, Inc., are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Ryan M. Petersen, our Chief Executive Officer, Arthur F. Knapp, our Chief Financial Officer, Alex Mei, our Chief Marketing Officer, Bumsoo Kim, our Chief Executive Officer and President of Indilinx, Hyun Mo Chung, our Senior Vice President of R&D and Chief Technology Officer of Indilinx, Arthur James Viggo Tout, our Senior Vice President of Worldwide Engineering and Vice President and General Manager for OCZ Technology, Ltd., Oded llan, our President and Chief Executive Officer of OCZ Israel, Ltd., and Dr. Allon Cohen, our Vice President of Product Management and Marketing for OCZ Israel, Ltd. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and we may not be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

We have and will continue to incur increased costs as a result of being a U.S. publicly-reporting company.

We have incurred, and will continue to face, increased legal, accounting, administrative and other costs as a result of being a publicly-reporting company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices of public companies. In July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. We expect these rules and regulations to increase our legal and financial compliance costs, to make legal, accounting and administrative activities more time-consuming and costly and to result in a diversion of management’s time from our other business activities. We have also incurred substantially higher costs to obtain directors’ and officers’ insurance. In addition, as we gain experience with the costs associated with being a publicly-reporting company, we may identify and incur additional overhead costs.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. Beginning with our fiscal year ended February 28, 2011, we have been required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

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

Net revenue outside of the United States accounted for approximately 70% of net revenue for the fiscal year ended February 29, 2012. Net revenue outside of the United States accounted for approximately 64% and 57% of net revenue in fiscal years ended February 28, 2011 and February 28, 2010, respectively. We anticipate that international net revenue will continue to constitute a meaningful percentage of our total net revenue in future periods. In addition, a significant portion of our design and manufacturing is performed at our facilities in Taiwan. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances.

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

The recent economic slowdown in the United States and worldwide has adversely affected and may continue to adversely affect demand for our products. Another decline in the worldwide computing markets or a future decline in economic conditions or consumer confidence in any significant geographic area would likely decrease the overall demand for our products, which could have a material adverse effect on us. For example, a decline in economic conditions in China could lead to declining worldwide economic conditions. If economic conditions decline, whether in China or worldwide, we could be materially adversely affected.

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

The 2011 earthquake and tsunami, and other collateral events, in Japan may adversely affect the demand for our products and services in the Japanese market or cause shortages of some components, which may cause a decline in revenues and negatively affect our operating results.

Revenue sourced from the Japanese market was approximately $1.7 million, zero, and $4.2 million in the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

The 2011 earthquake and tsunami in Japan, and other collateral events, including, among others, the catastrophic loss of lives, businesses, infrastructure, and delays in transportation, may have a direct negative impact on us or an indirect impact on us by affecting our employees, customers, or the overall economy in Japan and may reduce the demand for our products and services. As a result, these events could cause a decline in our revenue in Japan and our results of operations could be materially and adversely affected.

Although we generally do not purchase component parts from manufacturers in Japan, we have from time to time purchased NAND flash memory from Toshiba. The earthquake and tsunami in Japan have disrupted the manufacturing operations of several component suppliers located in Japan. Depending on the length of these disruptions, we, and other manufacturers of electronic equipment, may need to locate alternate component suppliers to fulfill our needs. Depending on the number of manufacturers looking for alternate sources of components, it may be difficult to locate alternative suppliers. Some of the other manufacturers may also look to purchase components from some of our other suppliers. Because we do not have long-term supply contracts with our component manufacturers and we are relatively small customers of these suppliers, our component suppliers may reduce the amount of components that they sell to us in order to fulfill or partially fulfill some of these additional orders. Our component manufacturers may also increase prices in response to any increased demand.

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

We operate in different countries and are subject to taxation in different jurisdictions. Changes in the applicable tax laws of such jurisdictions or the interpretations of such tax laws could increase our effective tax rate and adversely affect our after-tax profitability.

Risks Related to our Debt

Our indebtedness could impair our financial condition, harm our ability to operate our business, limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

In February 2011 we signed an agreement with Silicon Valley Bank for asset-based financing of up to $25 million (the “SVB Agreement”). This agreement, which expired on May 6, 2012, replaced the $17.5 million debt capability available under our prior joint factoring arrangements with Silicon Valley Bank and Faunus Group International, Inc. (collectively, the “Factoring Loan Agreements”).

On May 10, 2012 we signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility to replace the SVB Agreement, which expired on May 6, 2012. As in the SVB Agreement, borrowings under the WFCF facility are limited to a borrowing base based on our receivables. The WFCF facility has a 5-year term and provides for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions are met. The WFCF facility contains minimum liquidity levels and certain financial covenants if these levels are not met. There are also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contain an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined. We may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The degree to which we are leveraged and the restrictions governing our indebtedness, such as a minimum liquidity threshhold, could have important consequences including, but not limited to, the following:

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

Historically we have failed to comply with one or more loan covenants and had to receive waivers from Silicon Valley Bank for such non-compliances. We could violate one or more loan covenants in the future. If we are in violation of covenants in the WFCF facility or in similar agreements in the future and do not receive a waiver, the lender could choose to accelerate payment on all outstanding loan balances. If we needed to obtain replacement financing, we may not be able to quickly obtain equivalent or suitable replacement financing. If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

The terms of the WFCF facility may restrict our ability to engage in certain transactions.

Pursuant to the terms of the WFCF facility, we are subject to liquidity thresholds and financial covenants and cannot engage in certain transactions, including disposing of certain assets, incurring additional indebtedness, declaring dividends, or acquiring or merging with another entity unless certain conditions are met or unless we receive prior approval from WFCF. If WFCF does not consent to any of these actions or if we are unable to comply with these covenants, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders.

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

The sale of our outstanding common stock and exercise of outstanding warrants and options are not subject to lock-up restrictions and may have an adverse effect on the market price of our stock.

As of May 1, 2012, we had 67,327,099 shares of common stock outstanding, options to purchase an aggregate of 7,935,527 shares of common stock outstanding, and warrants to purchase an aggregate of 3,477,521 shares of common stock outstanding. Since only 5,009,955 shares of our common stock, including shares issuable upon exercise of options and warrants, are subject to resale restrictions, subject to certain exceptions, the other holders of our common stock could sell substantial amounts of their holdings. The sale or even the possibility of sale of such stock or the stock underlying the options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.

Future sales of shares could depress our share price.

We currently have four effective registration statements pursuant to which the selling stockholders identified in the prospectuses that are part of those registration statements may sell from time to time up to an aggregate of (i) 21,159,510 shares of outstanding common stock and (ii) 4,961,835 shares of common stock issuable upon exercise of outstanding warrants. In addition, we issued 1,775,296 shares of common stock upon the closing of the Sanrad acquisition and will issue up to 313,286 shares of common stock post-closing in connection with the Sanrad acquisition, most of which may be eligible for resale within six months of January 9, 2012. Sales by those selling stockholders, especially if in heavy volume and at the same time, could negatively affect our stock price. Moreover, the perception in the public market that these stockholders might sell our common stock could depress the market price of the common stock. Additionally, we may sell or issue shares of common stock in a public offering, one or more additional financings or in connection with future acquisitions, which will result in additional dilution and may adversely affect market prices for our common stock.

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

Anti-takeover provisions in our organizational documents and our stockholder rights plan may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium.

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

On October 25, 2011, our Board of Directors authorized a stockholder rights plan and declared a dividend of one preferred share purchase right for each share of our common stock outstanding to stockholders of record at the close of business on November 4, 2011. When exercisable, each right will entitle the registered holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock at a price of $35.00, subject to adjustment.

The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of us and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of us without paying all stockholders a control premium. The rights will cause substantial dilution to a person or group that acquires beneficial ownership of 20% or more of our common stock on terms not approved by our Board of Directors. However, the rights may have the effect of making an acquisition of us, which may be beneficial to our stockholders, more difficult, and the existence of such rights may prevent or reduce the likelihood of a third-party making an offer for an acquisition of us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in San Jose, California. We lease one building comprising approximately 82,000 square feet. In addition to our executive offices, this facility also includes personnel from engineering, sales, marketing, operations and administration and a warehouse. We lease a building in Taiwan that represents approximately 108,000 square feet primarily for manufacturing and also includes additional research and development and a warehouse. We also lease a number of small facilities in both foreign and domestic locations for additional engineering, marketing, purchasing and sales personnel and for storage that total approximately 33,000 square feet.

We consider each facility to be in good operating condition and adequate for its present use, and believe that each facility has sufficient capacity to meet our current and anticipated operating requirements. We lease the properties under lease terms expiring at various dates through 2018. If needed, we expect that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

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

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of OCZ’s SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result OCZ engaged in certain deceptive practices and violated various laws. Among other things, the suit seeks unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement, and injunctive and other equitable relief. As of February 29, 2012, the Company has not recognized this contingency within the financial statements presented as OCZ believes that the lawsuit has no merit and intends to vigorously defend against this litigation. On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or alternatively, to Strike Certain Allegations. The Motion was granted in part and denied in part on October 4, 2011. On November 18, 2011, plaintiff filed an amended complaint and, on December 20, 2011, the Company again filed a Motion to Dismiss or Alternatively to Strike Certain Allegations. The Motion was heard on March 27, 2012 and is awaiting decision by the court. A class certification hearing is tentatively set for May 21, 2012 (assuming the plaintiff moves for certification and depending upon when the plaintiff does so); as of May 14, 2012, plaintiff has not so moved. A trial date of May 28, 2013 has been set.

On September 7, 2011 a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. The Company was served with a copy of the complaint on October 26, 2011 and filed six affirmative defenses in response on December 23, 2011. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. As of February 29, 2012, the Company has not recognized this contingency within the financial statements presented as OCZ believes the complaint has no merit and OCZ intends to vigorously defend against this litigation.

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

We have voluntarily disclosed these transactions to the U.S. Department of Commerce and the U.S. Department of the Treasury and have cooperated fully with requests for information from these entities as well as the Federal Bureau of Investigation. On May 3, 2011, we received a letter from the U.S. Department of Commerce informing us that it had reviewed its findings of the investigation and it concluded that although the activity was in fact in violation of U.S. export laws, the U.S. Department of Commerce decided not to refer this matter for criminal or administrative prosecution and it closed this matter with the issuance of a warning letter only.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From June 21, 2006 through April 1, 2009, our common stock was traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange under the symbol “OCZ.” From April 2, 2009 to January 13, 2010, our common stock was not publicly traded and we did not undertake any efforts to determine whether transfers or trades occurred during this period of time and if transfers or trades did occur, the price(s) at which such transfers or trades occurred. On January 14, 2010 our common stock was listed on the Over-the-Counter Bulletin Board (“OTCBB”) and was traded on the OTCBB from February 10, 2010 to April 22, 2010. Since April 23, 2010, our common stock has been quoted on The NASDAQ Capital Market under the symbol “OCZ”. The quotations below reflect the high and low bid prices for our common stock since March 1, 2010 as reported on AIM, OTCBB and The NASDAQ Capital Market, as applicable. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

The NASDAQ Capital Market	High	Low
Fiscal 2012:
Fourth quarter (December 1, 2011 – February 29, 2012)	$10.05	$6.26
Third quarter (September 1, 2011 – November 30, 2011)	8.75	4.14
Second quarter (June 1, 2011 – August 31, 2011)	10.94	4.84
First quarter (March 1, 2011 – May 31, 2011)	10.48	6.25

Fiscal 2011:
Fourth quarter (December 1, 2010 – February 28, 2011)	$9.16	$3.81
Third quarter (September 1, 2010 – November 30, 2010)	4.42	1.90
Second quarter (June 1, 2010 – August 31, 2010)	3.89	1.80
Period of April 23, 2010 – May 31, 2010	5.05	3.30

OTCBB	High	Low
Fiscal 2011:
Period of March 1, 2010 – April 22, 2010	$6.00	$3.95

The closing sales price for our common stock on May 1, 2012 was $5.99, as reported by The NASDAQ Capital Market.

As of May 1, 2012, there were 74 holders of record of our common stock.

Stock Price Performance Graph

The following graph shows a comparison of cumulative total stockholder return calculated on a dividend reinvested basis, for us, the NASDAQ Composite Index and the Standard & Poor’s 500 Information Technology Sector Index assuming an investment of $100 on February 28, 2007. Periods prior to February 28, 2010 reflect the trading prices of our common stock on the AIM of the London Stock Exchange. No dividends have been declared on our common stock. The graph covers the period from February 28, 2007 to the last trading day of our year ended February 29, 2012. The comparison below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison Of Cumulative Return From February 28, 2007

Among OCZ Technology Group, Inc., The NASDAQ Composite Index and the S&P 500 Information

Technology Sector Index

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

The payment of any dividends will also be subject to the requirements of the Delaware General Corporation Law and certain restrictions contained in the WFCF facility. For as long as such agreement remains in effect, we would need the written consent of WFCF before making a cash dividend payment. There are currently no restrictions that materially limit our ability to pay stock dividends, or that we reasonably believe are likely to limit materially the future payment of stock dividends.

Recent Sales of Unregistered Securities

We have sold or issued the following securities that were not registered under the Securities Act during the last fiscal year.

On March 25, 2011, OCZ issued 4,160,630 shares of common stock in connection with the acquisition of Indilinx Co., Ltd. In connection with this acquisition, a registration statement for 4,160,630 shares was filed with the SEC on May 17, 2011, amended on June 15 and June 17, 2011 and declared effective as of June 17, 2011.

On January 9, 2012, OCZ issued 2,088,582 of common stock in connection with the acquisition of Sanrad Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of February 29, 2012 with respect to our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	5,935,605	$5.83	3,756,006
Equity compensation plans not approved by security holders	—	—	—

Total	5,935,605	$5.83	3,756,006

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. We have derived the consolidated statement of operations data for fiscal 2012, 2011 and 2010 and consolidated balance sheet data as of February 29, 2012 and February 28, 2011 from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for fiscal 2009 and 2008 and consolidated balance sheet data as of February 28, 2010, February 28, 2009 and February 29, 2008 were derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. You should read the following selected consolidated financial data with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes to consolidated financial statements, which are included in this annual report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended February 29/28,
	2012	2011	2010	2009	2008
	(In thousands, except for per share data)
Consolidated Statements of Operations Data:
Net revenue	$365,774	$190,116	$143,959	$155,982	$118,352
Gross profit	82,436	24,154	18,656	19,791	22,933
Total operating expenses	94,373	41,154	31,202	30,685	22,399
(Loss) income from operations	(11,937)	(17,000)	(12,546)	(10,894)	534
Net (loss) income	(17,667)	(30,027)	(13,534)	(11,724)	1,437
Net (loss) income per common share, basic	(0.35)	(1.05)	(0.64)	(0.56)	0.07
Net (loss) income per common share, diluted	(0.35)	(1.05)	(0.64)	(0.56)	0.07

	As of February 29/28,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$92,339	$17,514	$1,224	$420	$1,544
Inventory, net (1)	108,664	22,798	9,846	16,787	14,827
Total assets (1)	358,703	89,269	47,849	57,703	52,947
Total current liabilities	100,842	66,793	41,561	38,780	22,649
Total liabilities	112,201	76,210	41,561	38,780	23,149
Total stockholders’ equity (1)	246,502	13,059	6,288	18,923	29,798

(1)	The significant increases in this item from fiscal 2011 to 2012 were primarily due to follow-on public equity offerings in April 2011 and February 2012 which provided approximately $194.2 million of net proceeds.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. All statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements and are statements based upon our current expectations, assumptions, estimates and projections about the future. These forward-looking statements involve risk and uncertainties and our actual results regarding the future could differ materially from those indicated as more fully described in “Risk Factors” in item 1A of this Form 10-K. We assume no obligation to update publicly any forward-looking statements.

Business Overview

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002. OCZ is a leader in the design, manufacturing, and distribution of high performance and reliable Solid-State Drives (“SSDs”) and premium computer components. OCZ has built on its expertise in high-speed memory to become a leader in the enterprise and consumer SSD markets, a technology that competes with traditional rotating magnetic hard disk drives (“HDDs”). SSDs are faster, more reliable, generate less heat and use significantly less power than the HDDs used in the majority of computers today. OCZ designs and manufactures SSDs in a variety of form factors and interfaces including SATA, SAS, PCIe, as well as flash caching and virtualization software to provide a total solution for enterprise clients. In addition to SSD technology, OCZ also offers enterprise-class power management products.

Our Corporate Headquarters are located in San Jose, California. Subsidiaries and/or offices are located in Canada, Israel, Korea, Netherlands, Taiwan and the United Kingdom. Our fiscal year ends on the last day of February.

Historically, we primarily focused on developing, manufacturing, and selling high-performance DRAM memory modules to computing enthusiasts through catalog and online retail channels. As the market for SSDs began to develop over the last several years, we shifted our focus to serve this emerging market as our primary focus. We believe that our strong R&D foundation in memory has provided a solid R&D platform and natural transition to develop our SSD capabilities, given the technological similarities between product categories. We began to implement a strategy to shift our focus towards the emerging SSD market in early 2009, which has resulted in our revenue mix shifting heavily towards SSDs, which became a majority of our business beginning in 2010 and now represents more than 92% of our net revenues. In August 2010, we announced that we planned to deemphasize our legacy memory products by discontinuing certain low margin commodity DRAM module products. By February 28, 2011, the end of our fiscal year 2011, we had discontinued our legacy memory products to focus on SSDs in accordance with our previously announced plans in January 2011. Throughout this period, we have continued to invest in research and development surrounding a wide array of SSD types and interfaces.

In addition to our SSD product line, we design, develop, manufacture, and distribute other high performance components for computing devices and systems including AC/DC switching power supplies. We offer our customers flexibility and customization by providing a broad variety of solutions which are interoperable and are designed to enable computers to run faster and more reliably, efficiently, and cost effectively. Through our diversified and global distribution channel, we offer approximately 200 products to more than 400 customers, including leading online and offline retailers and OEMs.

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

As of our fiscal year ended February 29, 2012, we had over 400 customers, most of which are distributors or retailers in 60 countries. We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process, and reduces time-to-market.

On January 9, 2012, the Company acquired Sanrad Inc. by the issuance of approximately 2.1 million shares of common stock valued at $16.9 million. Sanrad is a privately held provider of flash caching and virtualization software and hardware. It has R&D facilities located in Tel Aviv, Israel and its technology allows data centers to fully leverage their flash based storage investments, extending the lifespan of the storage infrastructure and maximizing efficiency. This acquisition is expected to help accelerate the customer adoption of OCZ’s offerings in the PCIe based flash storage systems.

On October 24, 2011, we completed an acquisition of certain assets from PLX Technology, Inc. This transaction provides further access to advanced technology in an effort to maintain and expand our market position as a leader in the design, manufacture and distribution of high performance SSDs. Pursuant to the agreement, OCZ acquired access to substantial IP, capital equipment and the UK Design Team, which consists primarily of approximately 40 engineers located in Abingdon, United Kingdom in exchange for cash consideration of $2.2 million. PLX will retain among other net assets, patents related to the technology and their existing line of products which they will continue to support and supply to their customer base.

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

For the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010 our net revenue was $365.8 million, $190.1 million and $144.0 million respectively and our net loss was $17.7 million, $30.0 million and $13.5 million respectively. For our fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, our ten largest customers accounted for 41%, 49% and 51% of net sales, respectively. For our fiscal year ended February 29, 2012, Memoryworld Gmbh & Co. accounted for 10% of our net revenue. For our fiscal years ended February 28, 2011 and February 28, 2010, NewEgg accounted for 17% and 19% of our net revenue, respectively. During each of these periods, no other customers accounted for more than 10% of our net revenue.

Results of Operations for Fiscal Years Ended February 29, 2012, February 28, 2011 and February 28, 2010

The following table sets forth our financial results, as a percentage of net revenue for the periods indicated.

	Year Ended February 29/28,
	2012	2011	2010
Net revenue	100%	100%	100%
Cost of revenue	77.5	87.3	87.0

Gross Profit	22.5	12.7	13.0
Operating expenses:
Research and development	8.8	4.0	3.7
Sales and marketing	7.8	8.0	7.1
General, administrative and operations	7.6	9.6	10.3
Impairment of goodwill and intangible assets	—	—	0.6
Acquisition related charges	0.8	—	—
Special inventory charge	0.8	—	—

Total operating expenses	25.8	21.6	21.7

Loss from operations	(3.3)	(8.9)	(8.7)
Other income (expense) – net	—	(0.6)	0.5
Interest and financing costs	(0.3)	(1.7)	(1.2)
Revaluation to fair value of common stock warrants	(1.2)	(4.1)	—

Loss before income tax	(4.8)	(15.3)	(9.4)
Provision for income tax	—	0.5	—

Net loss	(4.8)%	(15.8)%	(9.4)%

Comparison of Fiscal Years Ended February 29, 2012, February 28, 2011 and February 28, 2010

Net revenue

Our consolidated net revenue by product group for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in consolidated net revenue by product group, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Net revenue by product group:
SSD	$338,904	$133,202	$43,510
Power supplies/memory and other	26,870	56,914	100,449

Net revenue	$365,774	$190,116	$143,959

Increase (decrease):
SSD	$205,702	$89,692
Power supplies/memory and other	(30,044)	(43,535)

Total increase	$175,658	$46,157

Percent change:
SSD	154%	206%
Power supplies/memory and other	(53)%	(43)%
Total percent change	92%	32%

2012 compared to 2011

The increase in consolidated net revenue of approximately $175.7 million, an increase of 92% from fiscal year ended February 2011 to fiscal 2012, was due to increased worldwide demand for SSD products. During fiscal 2012, the storage market was characterized by rapid growth and rapid technological advances and OCZ was able to deliver significant new SSD products throughout the year to meet the evolving customer needs and requirements for faster, reliable storage capabilities. Memory processing, power supplies, and other revenue declined in fiscal year ended February 2012 compared to fiscal year ended February 2011 by approximately 53%, as expected, reflecting our decision to end the legacy memory products and focus strategically on gaining SSD market share.

2011 compared to 2010

The increase in consolidated net revenue of approximately $46.2 million, an increase of 32% from fiscal year ended February 2010 to fiscal 2011, was due to increased worldwide demand for SSD products. Memory processing, power supplies, and other revenue declined from fiscal year ended February 2011 compared to fiscal year ended February 2010 by approximately 43%, as expected, reflecting our decision to end the legacy memory products and focus strategically on gaining SSD market share.

Gross profit

Our gross profit for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in gross profit, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Gross profit	$82,436	$24,154	$18,656
As a percentage of net revenue	22.5%	12.7%	13.0%
Increase	$58,282	$5,498
Percent change	241%	29%

2012 compared to 2011

The increase in gross profit from fiscal year ended February 2011 to February 2012 is directly related to the increase of net revenue by 92% over 2011, the change in product mix and our key initiative to purchase the majority of our NAND flash, which accounts for the majority of product costs, directly from manufacturers rather than on the spot market through brokers. In the fourth quarter of fiscal 2012, gross profit was a record 25% and we expect that going forward our margins will continue to grow through a product mix shift towards enterprise customers, the vertical integration of our technology and stronger, more effective purchasing power.

2011 compared to 2010

Gross profit as a percentage of net revenue was relatively flat from fiscal year ended February 2010 to February 2011 due to continued purchasing of NAND flash on the spot market through brokers. The increase in net revenue from February 2010 to February 2011 led to an increase in gross profit dollars of 29%.

Research and development expenses consist primarily of salaries and related costs including stock-based compensation, prototype material expenses and licensed technology fees.

Our research and development expense and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in research and development expense, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Research and development	$32,116	$7,677	$5,331
As a percentage of net revenue	8.8%	4.0%	3.7%
Increase	$24,439	$2,346
Percent change	318%	44%

2012 compared to 2011

The significant increase of approximately $24.4 million in research and development expenses in the fiscal year ended February 2012 compared to 2011, included increased salaries and other compensation expense of $11.3 million, increased engineering project costs of $7.5 million, increased licensed technology fees, tooling and other software development costs of $2.2 million, increased general overhead costs (including depreciation) of $1.8 million, increased stock-based compensation expense of $1.3 million and increased travel of approximately $0.3 million.

The increase in compensation expense is due to increased engineering staff of approximately 170 personnel or a 185% increase in R&D headcount from 2011 to 2012. Approximately 100 engineers were added as a result of our current year acquisitions in Korea, England and Israel. Direct hiring in our Corporate Headquarters in San Jose, California resulted in an additional labor force of approximately 70 positions. The increase in engineering project costs were primarily related to expedited material and tooling costs related to prototype builds which have no alternative future use as well as lab/test equipment and supplies required for new product introductions during fiscal 2012. The quality and increased technological capabilities of new product introductions in 2012 over 2011 in terms of research and development efforts were significant and an increase in spending followed. The increase in licensed technology fees, and additional software tools relate to costs incurred primarily in the fourth quarter of fiscal 2012 and are also related to new product introductions but also included tape-out of two SSD controllers which are expected to be launched in fiscal 2013. As a result of the significant investment in research and development in 2012, we were able to successfully introduce numerous new SSD products to the market on an accelerated basis including but not limited to the Z-Drive PCIe series, the Deneva 2 series, the Indilinx Everest-based Octane and Petrol Series, RevoDrive 3 Max IOPS and the Talos 2 serial attached SCSI (SAS) SSD series. We plan to continue to enhance our technological strengths across the various SSD segments in fiscal 2013.

2011 compared to 2010

The increase of approximately $2.3 million in research and development expenses in the fiscal year ended February 2011 compared to 2010, included increased salaries and other compensation expense of $1.7 million, increased engineering project costs of $0.2 million, increased depreciation related to engineering lab and test equipment of $0.1 million, increased stock-based compensation of $0.2 million and increased general overhead costs of approximately $0.1 million. The increase in compensation expense is due to increased engineering staff of approximately 30 personnel from 2010 to 2011.

Sales and marketing expenses consist primarily of advertising and promotional expenses, salaries and related costs including commissions and stock-based compensation.

Our sales and marketing expense and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in sales and marketing expense, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Sales and marketing	$28,490	$15,270	$10,249
As a percentage of net revenue	7.8%	8.0%	7.1%
Increase	$13,220	$5,021
Percent change	87%	49%

2012 compared to 2011

The increase of approximately $13.2 million in sales and marketing expenses in the fiscal year ended February 2012 compared to 2011, included increased advertising and promotional costs of $6.6 million, increased salaries and other compensation expense (including commission expense) of $4.8 million, increased direct sales expense including travel of $1.1 million, increased general overhead costs (including depreciation) of $0.2 million and increased stock-based compensation expense of $0.5 million.

The increase in advertising and promotional expenses from 2011 to 2012 is primarily due to increases in web based and periodical advertising and increased attendance at domestic and international trade shows in order to accelerate marketing of new product introductions. The net revenue increase of approximately 92% and the number of new and diverse product offerings required that we increase staffing and investment in both sales and marketing personnel which, in turn, has resulted in key new customer wins with server manufacturers and in datacenter markets.

2011 compared to 2010

The increase of approximately $5.0 million in sales and marketing expenses in the fiscal year ended February 2011 compared to 2010, included increased advertising and promotional costs of $4.5 million, increased salaries and other compensation expense (including commission expense) of $0.5 million. Other changes in expenses were insignificant.

General, administrative and operations expense consist generally of salaries and related costs, legal and other professional fees, allowances for doubtful accounts and product shipping costs, net of delivery revenue.

Our general, administrative and operations expense and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in general, administrative and operations expense, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
General, administrative and operations	$27,946	$18,207	$14,711
As a percentage of net revenue	7.6%	9.6%	10.3%
Increase	$9,739	$3,496
Percent change	53%	24%

2012 compared to 2011

The increase of approximately $9.7 million in general, administrative and operations expenses in the fiscal year ended February 2012 compared to 2011, included increased salaries and other compensation expense of $5.7 million, increased product shipping costs of $1.8 million, increased legal and professional fees of $1.5 million, increased stock-based compensation expense of $0.7 million, increased allowance for doubtful accounts of $0.7 million, increased general overhead costs (including depreciation) of $0.9 million and $1.0 million related to our new factory in Taiwan. Total increases of $12.3 million in 2012 were offset by certain non-recurring charges of $2.6 million which occurred in 2011 related to supplier legal proceedings, severance costs, and the acquisition of certain assets of Solid Data Systems, Inc.

2011 compared to 2010

The increase of approximately $3.5 million in general, administrative and operations expenses in the fiscal year ended February 2011 compared to 2010, included increased salaries and other compensation expense of $0.6 million, increased stock-based compensation expense of $0.1 million, an increase in the allowance for doubtful accounts of $0.7 million and certain non-recurring charges of $2.6 million which occurred in 2011 related to legal proceedings related to a certain supplier ($1.3 million), severance costs ($0.3 million) and the acquisition of Solid Data Systems, Inc. ($1.0 million). Total increases of $4.0 million were offset by $0.5 million related to a lease termination in fiscal 2010.

Impairment of goodwill and intangible assets

Our impairment of goodwill and intangible assets and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in goodwill and intangible asset impairment expense, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Impairment of goodwill and intangible assets	$38	$—	$911
As a percentage of net revenue	—	—	0.6%
Increase (decrease)	$38	$(911)
Percent change	100%	100%

2012 compared to 2011

The increase of $38,000 in impairment of goodwill and intangible assets from fiscal year ended February 2011 compared to 2012, was due to an impairment charge of $38,000 in the third quarter of fiscal year 2012 to write down the carrying value of a completed in-process research and development project acquired in the Indilinx acquisition that did not align with the current OCZ product strategy.

2011 compared to 2010

The decrease of approximately $0.9 million in impairment of goodwill and intangible assets from fiscal year ended February 2010 compared to 2011, was due to the February 2010 decision to discontinue the manufacturing and selling of Hypersonic PC Systems products which were purchased from Silicon Data in 2007. Therefore, the $911,000 carrying value of goodwill and related intangibles recorded from that acquisition were determined to be fully impaired and were written off in entirety during fiscal year ended February 28, 2010.

Acquisition related charges consist primarily of legal, advisory, accounting and other professional services.

Our acquisition related charges and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in acquisition related charges, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Acquisition related charges	$2,808	$—	$—
As a percentage of net revenue	0.8%	—	—
Increase	$2,808	$—
Percent change	100%	—

2012 compared to 2011

The increase of approximately $2.8 million in acquisition related charges in the fiscal year ended February 2012 compared to 2011, included $1.7 million related to the acquisition of Indilinx in Q1 2012, $0.9 million related to the acquisition of Sanrad in Q4 2012 and $0.2 million related to the acquisition of the UK Design Team from PLX Technology, Inc. in Q3 2012.

2011 compared to 2010 – No changes or activity to report.

Special inventory charges consist primarily of a one-time adjustment related to prior generation SSD products and related components.

Our special inventory charge and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in special inventory charges, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Special inventory charge	$2,975	$—	$—
As a percentage of net revenue	0.8%	—	—
Increase	$2,975	$—
Percent change	100%	—

2012 compared to 2011

During the first quarter of fiscal 2012, we recorded a special inventory charge of approximately $3.0 million. This adjustment was to write-off prior generation SSD products and related components which were part of a bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which we began targeting, particularly as a result of the equity funding completed in April 2011. This strategy change was adopted late in May 2011 and was the result of various product roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011. The key business requirement was to have the newly combined R&D teams focus on future product development for the enterprise markets.

2011 compared to 2010 – No changes or activity to report.

Other income (expense) – net consists of foreign currency transaction gains and loss, and miscellaneous income and expense.

Our other income (expense) – net and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in other income (expense) – net, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Other income (expense), net	$(132)	$(1,068)	$727
As a percentage of net revenue	—	(0.6)%	0.5%
Decrease (increase)	$936	$(1,795)
Percent change	88%	(247)%

2012 compared to 2011

The decrease in other expense from fiscal year ended February 2011 to fiscal year February ended 2012 was due to the write-off of the notes receivable and business investment in BCInet of approximately $1.0 million in Fiscal 2011. Other increases in income (expense) between 2012 and 2011 related to foreign currency transaction gains and losses and miscellaneous charges were approximately $0.1 million.

2011 compared to 2010

The increase in other expense from fiscal year ended February 2011 to fiscal year February ended 2010 was directly related to the business investment in BCInet resulting in income of approximately $0.7 million in fiscal 2010 and the subsequent write off of the notes receivable and investment of approximately $1 million in fiscal 2011. Other changes in income (expense) between 2011 and 2010 related to foreign currency transaction gains and losses and other miscellaneous charges were insignificant.

Interest and financing costs consist primarily of loan origination fees, interest on bank borrowings and customer early payments discounts.

Our interest and financing costs and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in interest and financing costs, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Interest and financings costs	$(1,308)	$(3,174)	$(1,716)
As a percentage of net revenue	(0.3)%	(1.7)%	(1.2)
Decrease (increase)	$1,866	$(1,458)
Percent change	59%	(85)%

2012 compared to 2011

The decrease in interest and financing costs of approximately $1.9 from fiscal year ended February 2011 to 2012 was due to the repayment during the first quarter of fiscal 2012 of significant borrowings that existed at the end of fiscal February 2011. Utilization of the SVB line of credit began at the end of November 2011 to ensure critical inventory purchase requirements were secured which resulted in approximately $0.4 million of interest fees paid compared to interest fees paid of approx $1.3 million in fiscal 2011. Other decreases were related to loan cancellation fees and borrowing expenses incurred in fiscal 2011.

2011 compared to 2010

The increase in interest and financing costs of approximately $1.5 million from fiscal year ended February 2010 to 2011 was primarily due to increased borrowings of $9.7 million, higher borrowing expenses related to factoring of accounts receivable and termination penalties and fees associated with cancellation of factoring loan agreements.

Revaluation to fair value of common stock warrants consists of the expense (income) related to changes in the fair value of certain derivative warrants classified as non-current liabilities on the Consolidated Balance Sheet .

Our revaluation expense related to the non-current warrant liability and the expense as a percentage of net revenue, for each of the three years ended February 2012, 2011, and 2010, are presented in the table below. Also presented is the related dollar and percentage change in revaluation expense related to the non-current warrant liability, as compared with the prior year, for each of the two years ended February 2012 and 2011.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Revaluation to fair value of common stock warrants	$(4,290)	$(7,924)	$—
As a percentage of net revenue	(1.2)%	(4.1)%	—
Decrease	$3,634	$—
Percent change	46%	—

2012 compared to 2011

The decrease in expense of $3.6 million related to the revaluation of the non-current warrant liability from fiscal year ended February 2011 to fiscal year February ended 2012 was influenced by the decrease in the trading price of the common stock underlying the warrant instrument.

2011 compared to 2010

The increase in expense of $7.9 million related to the revaluation of the non-current warrant liability from fiscal year ended February 2010 to fiscal year February ended 2011 was influenced by the increase in the trading price and increased volatility of the common stock underlying the warrant instrument. These financial instruments did not exist in fiscal 2010.

Provision for (benefit from) income taxes.

	Year Ended February 29/28
	2012	2011	2010
	(In thousands, except percentages)
Income tax provision (benefit)	$—	$861	$(1)
As a percentage of net revenue	—	0.5%	—
(Decrease) increase	$(861)	$862
Percent change	100%	100%

2012 compared to 2011

We did not record a tax benefit in the fiscal year ended February 29, 2012 at the statutory combined federal and state income tax rates of approximately 40% due to the uncertainty surrounding the future realization of the potential tax benefit associated with net operating loss carryforwards.

2011 compared to 2010

The income tax benefit amounted to $1,000 in fiscal year ended February 28, 2010 and the tax provision in fiscal year ended February 2011 amounted to $861,000 in fiscal year ended February 28, 2011 due primarily to an $836,000 increase in the valuation allowance on the deferred tax assets. We did not record a tax benefit in fiscal year ended February 28, 2010 or fiscal year ended February 28, 2011 at the statutory combined federal and state income tax rates of approximately 40% due to the uncertainty surrounding the future realization of the potential tax benefit associated with net operating loss carryforwards.

Liquidity and Capital Resources

	Year Ended February 29/28
	2012	2011	2010
	(In thousands)
Net cash (used in) provided by operating activities	$(90,126)	$(26,614)	$640
Net cash used in investing activities	(7,435)	(1,572)	(1,291)
Net cash provided by financing activities	172,406	44,600	1,507

Since our inception, we have historically not generated sufficient cash from operations and have relied upon funds from equity offerings and debt financings.

Operating activities. Net cash used in operating activities was $90.1 million for fiscal year ended February 29, 2012. The net cash used in operating activities in 2012 resulted from a net loss of $17.7 million, adjusted for $23.7 million in non-cash charges and $96.1 million for use of cash associated with the net change in assets and liabilities. Non-cash charges in fiscal year 2012 included depreciation, fair value adjustments for warrants, stock based compensation and increases to inventory and bad debt reserves. The net change in assets and liabilities included increases in accounts payable and accrued liabilities of $50.8 million offset by increases in accounts receivable, inventory and prepaid expenses of $146.9 million.

Net cash used in operating activities was $26.6 million for fiscal year ended February 28, 2011. The net cash used in operating activities in fiscal year 2011 resulted from a net loss of $30 million, adjusted for $16.3 million in non-cash charges and $12.9 million for use of cash associated with the net change in assets and liabilities. Non-cash charges in fiscal year 2011 included depreciation, fair value adjustments for warrants, stock based compensation and increases to inventory and bad debt reserves. The net change in assets and liabilities included increases in accounts payable and accrued liabilities of $16.1 million offset by increases in accounts receivable, inventory and prepaid expenses of $29.0 million.

Net cash provided by operating activities was $0.6 million for fiscal year ended February 28, 2010. Net cash provided by operating activities during the fiscal year 2010 was due primarily to an increase in accounts payable and accrued liabilities of $1.6 million, a decrease in inventories of $6.6 million, a decrease in accounts receivable of $3.0 million and a decrease in prepaid expenses of $0.3 million, partially offset by a non-cash gain on disposition of the NIA product line of $0.7 million, and a net loss of $13.5 million adjusted for $3.3 million in non-cash charges. The decreases in accounts receivable and inventory in fiscal year 2010 was primarily due to lower sales levels while the increase in accounts payable and accrued expenses was due to us paying vendors later because of working capital constraints.

Investing activities. Net cash used in our investing activities was $7.4 million for fiscal year ended February 29, 2012. Of this amount, $3.5 million was related to the purchase of fixed assets primarily to support our growth of our new manufacturing facility in Taiwan, $2.5 million was related to the purchase of intellectual property and licenses to support our engineering efforts and approximately $1.4 million was related to current year acquisitions, net of cash received.

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

Financing activities. Net cash provided by our financing activities was $172.4 million for fiscal year ended February 29, 2012. Net cash was principally provided by financing activities in fiscal year 2012 was due to net proceeds of $194.2 million from the issuance of common stock in two follow-on public offerings and proceeds of $1.7 million from the exercise of employee stock options, partially offset by the repayment of bank loans of $24.9 million.

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

In February 2011 we signed an agreement with Silicon Valley Bank for asset-based financing of up to $25 million (the “New SVB Agreement”). This new agreement, which was to expire in February 2012, expanded the $17.5 million debt capability available under the prior joint factoring arrangements with Silicon Valley Bank and Faunus Group International, Inc. The agreement contains financial covenants for quarterly EBITDA as defined in the agreement and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, negative and affirmative covenants with which we must comply. On January 31, 2012 the Company executed an amendment to provide a formal waiver of the Sanrad acquisition as well as to extend the SVB Agreement until May 6, 2012. On April 25, 2012 the Company executed an amendment to provide a formal waiver of the covenant for EBITDA levels for the period ending February 29, 2012. As of February 29, 2012, we had no borrowings under the SVB Agreement. The applicable interest rate is prime + 1.50%. The bank’s prime rate was 4.0% at February 29, 2012.

On May 10, 2012 we signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility to replace the SVB Agreement, which expired on May 6, 2012. As in the SVB Agreement, borrowings under the WFCF facility are limited to the borrowing base based on our receivables. The WFCF facility has a 5-year term and provides for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings if certain conditions are met. The WFCF facility contains minimum liquidity levels and certain financial covenants if these levels are not met. There are also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contain an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined. We may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

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

In April 2011, we consummated a follow-on offering pursuant to which we issued 11,730,000 shares of common stock at $8.50 per share. We received approximately $94 million in net proceeds from the offering, which includes the over-allotment option being exercised in full, after deducting underwriting discounts and commissions and estimated offering expenses. We have been using the net proceeds from the offering for general corporate purposes.

In February 2012, we consummated a follow-on offering pursuant to which we issued 12,000,000 shares of common stock at $9.00 per share. We received approximately $101 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million. On March 13, 2012, the underwriters of the February 2012 follow-on offering have partially exercised their over-allotment option to purchase an additional 1,013,991 primary shares. The net proceeds from the over-allotment option exercise are approximately $8.0 million, bringing the total net proceeds from the offering to approximately $109 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We believe that our current cash and cash equivalents, combined with the February 2012 follow-on offering proceeds, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Our long-term future capital requirements and financing needs will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and associated infrastructure and the continuing market acceptance of our products. If the sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

There is no assurance that we will maintain compliance with all covenants of our Loan Agreements in the future. If we are in violation of covenants in the Loan Agreements and do not receive a waiver, the lender could choose to accelerate payment effectively causing all outstanding loan balances to become due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during our fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in this report for the fiscal year ended February 29, 2012.

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

Advertising. We engage in a variety of methods of advertising and marketing media which generally includes ad placement in periodicals, internet-based advertising, and customer marketing arrangements. Advertising costs are recorded as either a sales and marketing expense or a deduction from revenue. Advertising costs reimbursed by us to a customer must have an identifiable benefit to us and an established fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction from revenue.

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

Income taxes. We account for income taxes using an asset and liability approach, which requires us to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the asset or liability carrying amounts and tax basis of assets and liabilities using the enacted tax rates. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. Our Canadian subsidiary pays taxes in Canada. We do not file consolidated tax returns.

Impairment of Goodwill and Intangible Assets. Significant judgments are required in assessing impairment of goodwill and intangible assets, including indentifying reporting units, assigning assets and liabilities to reporting units and determining the fair value of each reporting unit, which includes estimating future cash flows, determining appropriate discount and growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value, whether an impairment exists and, if so, the amount of that impairment. Circumstances that could affect the valuation of goodwill and intangible assets include, among other things, a significant change in our business climate and buying habits of our customers along with increased costs to provide systems and technologies required to support the technology.

Goodwill. Goodwill is tested for impairment at the reporting unit level at least annually in the fourth quarter of each fiscal year or more often if events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate the recoverability of goodwill on the basis of market capitalization, a decrease in the Company’s financial position and, if necessary, discounted cash flows on the Company level, which is the sole reporting unit. Based on our analysis, we did not record any impairment charge during the fiscal years ended February 29, 2012 and February 28, 2011. As of February 29, 2012, we had $60.9 million of goodwill.

Intangible assets. Intangible assets consist of purchased intellectual property and are measured at fair value. We amortize all intangible assets on a straight-line basis over their expected lives. We evaluate our intangible assets for impairment by assessing the recoverability of these assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such intangible assets may not be sufficient to support the net book value of such assets. An impairment charge is recognized in the period of identification to the extent that the carrying amount of an asset exceeds the fair value of such asset. Based on our analysis, we recorded an impairment charge of $38,000 in the third quarter of fiscal year 2012 to write down the carrying value of a completed in-process research and development project acquired in the Indilinx acquisition that did not align with our current product strategy. No impairment was recorded in fiscal year 2011. As of February 29, 2012, we had $8.4 million of intangible assets, net.

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

The amount of compensation expense recognized using the Black-Scholes model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility and the expected term of the option and the risk-free interest rate of return over the estimated option period. The expected term and expected future volatility of the options require judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. We estimate the forfeiture rate based on historical experience and to the extent the actual forfeiture rate is different from the estimate, share-based compensation expense is adjusted accordingly.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company has adopted this as of February 29, 2012.

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

Foreign Currency Exchange Risk

Although the functional currency of most our foreign entities is their local currency, we bill almost all of our sales for our products in U.S. dollars. Accordingly, our results of operations and cash flows are subject to a limited extent to fluctuations due to changes in foreign currency exchange rates. In the event our foreign sales and expenses increase, and we also increase our sales denominated in currencies other than U.S. dollars, our operating results may be more affected by fluctuations in the exchange rates of other currencies. The volatility of applicable rates is dependent on many factors that we cannot forecast with reliable accuracy. At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, because our interest income historically has been negligible and we have no borrowings as of February 29, 2012, we believe that there is no material risk of exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF OCZ TECHNOLOGY GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OCZ Technology Group, Inc.

We have audited the accompanying consolidated balance sheets of OCZ Technology Group, Inc. as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Sherman Oaks, California

May 14, 2012

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 29, 2012	February 28, 2011
Assets
Current Assets:
Cash and cash equivalents	$92,339	$17,514
Restricted cash	62	1,300
Accounts receivable, net of allowances of $6,416 and $2,881	72,543	31,687
Inventory, net	108,664	22,798
Prepaid expenses and other current assets	10,661	2,875

Total current assets	284,269	76,174
Property and equipment, net	4,998	3,046
Intangibles, net	8,380	18
Goodwill	60,914	9,989
Other assets	142	42

Total assets	$358,703	$89,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$—	$20,011
Accounts payable	88,093	40,645
Accrued and other liabilities	12,749	6,137

Total current liabilities	100,842	66,793
Common stock warrant liability	11,087	9,417
Other long-term liabilities	272	—

Total liabilities	112,201	76,210

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; No shares issued or outstanding at fiscal years ended February 29, 2012 and February 28, 2011.	—	—
Common stock, $0.0025 par value; 120,000,000 shares authorized; 66,581,428 and 35,401,908 shares issued and outstanding as of February 29, 2012 and February 28, 2011, respectively.	166	88
Additional paid-in capital	320,095	68,749
Accumulated deficit	(73,157)	(55,490)
Accumulated other comprehensive loss	(602)	(288)

Total stockholders’ equity	246,502	13,059

Total liabilities and stockholders’ equity	$358,703	$89,269

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended February 29/28,
	2012	2011	2010
Net revenue	$365,774	$190,116	$143,959
Cost of revenue	283,338	165,962	125,303

Gross profit	82,436	24,154	18,656

Research and development	32,116	7,677	5,331
Sales and marketing	28,490	15,270	10,249
General, administrative and operations	27,946	18,207	14,711
Impairment of goodwill and intangible assets	38	—	911
Acquisition related charges	2,808	—	—
Special inventory charge	2,975	—	—

Total operating expenses	94,373	41,154	31,202

Loss from operations	(11,937)	(17,000)	(12,546)
Other income (expense) - net	(132)	(1,068)	727
Interest and financing costs	(1,308)	(3,174)	(1,716)
Revaluation to fair value of common stock warrants	(4,290)	(7,924)	—

Loss before income taxes	(17,667)	(29,166)	(13,535)
Provision for (benefit from) income taxes	—	861	(1)

Net loss	$(17,667)	$(30,027)	$(13,534)

Net loss per share:
Basic	$(0.35)	$(1.05)	$(0.64)

Diluted	$(0.35)	$(1.05)	$(0.64)

Shares used in net loss per share computation:
Basic	50,900	28,700	21,300

Diluted	50,900	28,700	21,300

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Number	Shares Amount	Shares Number	Shares Amount	Paid-in Capital	Comprehensive (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at February 28, 2009	—	$—	21,278	$53	$30,911	$(112)	$(11,929)	$18,923
Net Loss	—	—	—	—	—	—	(13,534)	(13,534)
Currency translation	—	—	—	—	—	(52)		(52)

Comprehensive loss								(13,586)

Issuance of Common Stock under option award plans	—	—	—	—	7	—	—	7
Issuance of Preferred Stock	61	—	—	—	281	—	—	281
Stock based compensation	—	—	—	—	663	—	—	663

Balance at February 28, 2010	61	—	21,278	53	31,862	(164)	(25,463)	6,288

Net Loss	—	—	—	—	—	—	(30,027)	(30,027)
Currency translation	—	—	—	—	—	(124)	—	(124)

Comprehensive loss								(30,151)

Issuance of derivative warrants	—	—	—	—	(2,081)	—	—	(2,081)
Issuance of Common Stock	—	—	12,539	31	34,718	—	—	34,749
Issuance of Common Stock for acquisition	—	—	160		644	—	—	644
Issuance of Common Stock under option award plans	—	—	928	2	1,011	—	—	1,013
Issuance of Common Stock for warrants	—	—	497	2	1,567	—	—	1,569
Conversion of Preferred stock into Common Stock	(61)	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	1,028	—	—	1,028

Balance at February 28, 2011	—	—	35,402	88	68,749	(288)	(55,490)	13,059

Net Loss	—	—	—	—	—	—	(17,667)	(17,667)
Currency translation	—	—	—	—	—	(314)	—	(314)

Comprehensive loss								(17,981)

Issuance of Common Stock in a public offering, net	—	—	23,730	59	194,130	—	—	194,189
Issuance of Common Stock –acquisition of Indilinx	—	—	4,161	11	32,193	—	—	32,204
Issuance of Common Stock –acquisition of Sanrad	—	—	2,088	5	16,912	—	—	16,917
Issuance of Common Stock under option award plans	—	—	819	2	1,678	—	—	1,680
Issuance of Common Stock for warrants	—	—	381	1	2,852	—	—	2,853
Stock based compensation	—	—	—	—	3,581	—	—	3,581

Balance at February 29, 2012	—	$—	66,581	$166	$320,095	$(602)	$(73,157)	$246,502

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended February 29/28,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(17,667)	$(30,027)	$(13,534)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,708	1,116	1,009
Amortization of intangibles	589	70	111
Impairment of goodwill and intangible assets	38	—	911
Accounts receivable allowances	6,008	1,260	644
Stock-based compensation	3,581	1,028	663
Revaluation of common stock warrants	4,290	7,924	—
Deferred income taxes	—	836	—
Net loss on disposal of property and equipment	755	644	104
Loss (gain) on disposition of product line	—	1,043	(668)
Inventory reserve	6,702	2,381	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(46,786)	(12,567)	2,971
Inventory	(92,473)	(15,333)	6,566
Prepaid expenses and other assets	(7,680)	(1,064)	301
Accounts payable	46,923	14,327	924
Accrued and other liabilities	3,886	1,748	638

Net cash (used in) provided by operating activities	(90,126)	(26,614)	640

Cash flows from investing activities:
Property and equipment purchases	(3,462)	(1,533)	(887)
Purchased Intangibles	(2,490)
Acquisition of Indilinx, net of cash received	(14)	—	—
Acquisition of PLX UK Design Team	(2,200)	—	—
Acquisition of Sanrad, net of cash received	731	—	—
(Increase) decrease in deposits	—	(4)	50
Asset acquisition earn out payments	—	(35)	(454)

Net cash used in investing activities	(7,435)	(1,572)	(1,291)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	194,189	34,749	7
Proceeds from issuance of preferred stock	—	—	281
Proceeds from employee stock programs, net	1,680	1,013	—
Proceeds from exercise of warrants for common shares	233	981	—
Proceeds from (repayments of) bank loan, net	(24,934)	9,657	919
Restricted cash for letters of credit	1,238	(1,300)	—
(Repayment) increase of shareholder loan	—	(500)	500
Repayment of notes payable	—	—	(200)

Net cash provided by financing activities	172,406	44,600	1,507

Effect of foreign exchange rate changes on cash and cash equivalents	(20)	(124)	(52)

Net increase in cash and cash equivalents	74,825	16,290	804
Cash and cash equivalents at beginning of period	17,514	1,224	420

Cash and cash equivalents at end of period	$92,339	$17,514	$1,224

Supplemental disclosures:
Interest paid	$434	$1,286	$823
Income taxes paid	—	25	—
Non-cash investing and financing activities:
Issuance of common stock for Indilinx acquisition	32,204	—	—
Issuance of common stock for Sanrad acquisition	16,917	—	—
Issuance of common stock for cashless warrant exercises	2,620	588	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Background

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002. OCZ is a leader in the design, manufacturing, and distribution of high performance and reliable Solid-State Drives (“SSDs’’) and premium computer components. OCZ has built on its expertise in high-speed memory to become a leader in the enterprise and consumer SSD markets, a technology that competes with traditional rotating magnetic hard disk drives (“HDDs’’). SSDs are faster, more reliable, generate less heat and use significantly less power than the HDDs used in the majority of computers today. OCZ designs and manufactures SSDs in a variety of form factors and interfaces including SATA, SAS, PCIe, as well as flash caching and virtualization software to provide a total solution for enterprise clients. In addition to SSD technology, OCZ also offers enterprise-class power management products. During fiscal year ended February 29, 2012, OCZ completed three strategic acquisitions including Indilinx Co., Ltd, a Korean company in March 2011, a UK based research and development Design Team in October 2011 from PLX Technology Inc. and Sanrad Inc., with principal operations in Israel, in January 2012. These acquisitions were strategic opportunities from a technology and competitive standpoint and we expect them to add considerably to our operating leverage as we move forward.

2.	Summary of Significant Accounting Policies

Basis of preparation

The accompanying consolidated financial statements include the accounts of OCZ and its wholly-owned subsidiaries in Canada, Israel, Korea and the United Kingdom. All significant intercompany transactions and balances have been eliminated. OCZ’s fiscal year begins on March 1 and ends on February 28 or 29. The significant accounting policies used in the preparation of the financial statements are summarized below.

Reclassifications

Certain prior year balances and account groupings have been reclassified to conform to the current year presentation. There was no material impact on previously reported total assets, total liabilities, stockholders’ equity, net results from operations or cash flows.

Use of estimates

The preparation of these financial statements in conformity with generally accepted accounting principles (“GAAP’’) in the United States of America requires management to make estimates, assumptions and exercise judgement that affect the reported amounts of assets, liabilities, revenues and expenses and related note disclosures. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from those estimates.

On an ongoing basis, we evaluate our estimates, including, among others, those related to bad debts and other related allowances, inventories and related reserves, income taxes, warranty obligations, stock compensation, contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. Estimates have historically approximated actual results. However, future results will differ from these estimates under different assumptions and conditions.

Cash equivalents

Cash equivalents are considered highly liquid investments purchased with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts designated for uses other than current operations. As of fiscal year ended February 29, 2012, approximately $62,000 of cash was restricted for irrevocable letters of credit related to the lease of our Corporate Headquarters in San Jose, California. As of February 28, 2011, approximately $1.3 million of cash was restricted for irrevocable letters of credit related to future inventory purchases.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments, which are also recognized as a separate component of stockholders’ equity. Comprehensive loss as of February 29, 2012, February 28, 2011 and February 28, 2010 consists of the following components, net of related tax effects:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	(In thousands)
Net loss	$(17,667)	$(30,027)	$(13,534)
Change in unrealized loss on foreign currency translation adjustments, net of tax effect	(314)	(124)	(52)

Comprehensive loss	$(17,981)	$(30,151)	$(13,586)

Trade accounts receivable and allowances

Trade accounts receivable is stated at the amount which management expects to collect and do not bear interest. OCZ records trade accounts receivable at invoiced amounts and maintains a valuation allowance for doubtful accounts and estimated product returns. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, transaction history, current economic trends and customer insurability. OCZ has historically purchased credit insurance for the majority of our customer accounts. Total allowances for doubtful accounts as of February 29, 2012 and February 28, 2011 were approximately $2.0 million and $1.5 million, respectively. Total other accounts receivable allowances including estimated product returns as of February 29, 2012 and February 28, 2011 were approximately $4.4 million and $1.4 million, respectively.

Inventory

Inventory is stated at the lower of cost or market using the average cost method. OCZ establishes provisions for excess and obsolete inventories to reduce such inventories to their estimated net realizable value after evaluation of historical sales, future demand, market conditions and expected product life cycles. Such provisions are charged to cost of revenue in the Consolidated Statements of Operations.

During the first quarter of fiscal 2012, we recorded a special inventory charge of approximately $3.0 million. This adjustment was to write-off prior generation SSD products and related components which were part of a bill of materials targeted toward the low margin consumer markets rather than the higher margin enterprise markets which we began targeting, particularly as a result of the equity funding completed in April 2011. This strategy change was adopted late in May 2011 and was the result of various product roadmap collaboration meetings with Indilinx beginning after the acquisition closed on March 25, 2011. The key business requirement was to have the newly combined R&D teams focus on future product development for the enterprise markets.

Property and equipment

Property and equipment is recorded at cost. The cost of maintenance and repairs is expensed as incurred. Depreciation and amortization is computed using the straight line method over the estimated useful lives of the assets as follows:

Vehicles	3 years
Furniture and fixtures	3 — 5 years
Equipment	3 — 5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in business acquisitions. Goodwill is reviewed at least annually for impairment in the fourth quarter of the fiscal year, at the Company level, which is the sole reporting unit, and at any other time at which events occur or circumstances indicate that the carrying amount of goodwill may exceed its fair value. Such indicators would include a significant reduction in the Company’s market capitalization, a decrease in operating results or a deterioration in the Company’s financial position. Based on our analysis, we did not record any impairment charge during the fiscal years ended February 29, 2012 and February 28, 2011. As of February 29, 2012, we had $60.9 million of goodwill.

Impairment of long-lived assets

Long-lived assets consist of property and equipment and purchased intangible assets. Purchased intangible assets from business combinations include trademarks and tradenames, customer relationships, the amortization of which is charged to sales and marketing expenses, and core and developed technology, the amortization of which is charged to cost of revenue. During the fourth quarter of the fiscal year, OCZ evaluates the recoverability of assets to be held and used by comparing the carrying amount of the asset to estimated future net undiscounted cash flows expected to be generated by the asset. Impairment is recognized to the extent the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset.

Income taxes

Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. It is management’s policy to recognize interest and penalties related to tax uncertainties to income tax expense. We have no amounts accrued for interest or penalties as of February 29, 2012 and do not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

We do not file consolidated tax returns, however, we do file tax returns in other applicable international jurisdictions.

All tax periods after February 28, 2008 remain open and subject to audit by the IRS. All tax periods after December 31, 2006 remain open and subject to audit by the State of California.

Fair value of financial instruments

The carrying value of OCZ’s financial instruments, including cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and loans payable approximate fair value due to their short maturities.

Revenue recognition

We record product revenue net of allowances for returns, product rebates, sales credits, and marketing development funds. Revenue is recognized when there is persuasive evidence of an arrangement, product shipment by a common carrier has occurred, risk of loss has passed, the terms are fixed and collection is probable. We generally use customer purchase orders and/or contracts as evidence of an arrangement and the underlying payment terms to determine if the sales price is fixed. We also purchase credit insurance for the majority of our accounts.

Probability of collection is assessed for each customer as it is subjected to a credit review process that evaluates the customer’s financial position, ability to pay, and the potential coverage by our credit insurer. If it is determined from the outset of an arrangement that collection is not probable, the customer is required to pay cash in advance of shipment. We provide for price protection credits on a case-by-case basis after assessing the market competition and product technology obsolescence. These credits are recorded as a reduction to revenue at the time we reduce the product prices.

Deferred income

During the fiscal years ended February 28, 2011 and 2010, OCZ offered terms to a certain customer which deferred revenue recognition of sales transactions until such time that our customer sold the product to its end customers. We deferred the profit margin related to those shipments totaling $995,000 and $453,000, as of February 28, 2011 and 2010, respectively, for this customer arrangement. The revenue and related cost of revenue were removed from the financial statements for the fiscal years ended February 28, 2011 and 2010, resulting in deferred margin. Deferred margin as of fiscal years ended February 28, 2011 and 2010 was $215,000 and $95,000, respectively; which was included in accrued and other liabilities. During fiscal year 2012, OCZ amended its agreement with this certain customer which resulted in no deferral of revenue or cost of revenue as of February 29, 2012.

Research and development costs

Costs of researching and developing new technology or significantly altering existing technology are expensed as incurred.

Shipping and handling

For the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010, shipping and handling costs were approximately $4.4 million, $2.7 million and $2.8 million, respectively, and were recorded in general, administrative and operations expense. Shipping and handling costs charged to customers were recorded as a reduction to general, administrative and operations expense and were insignificant during fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010.

Advertising

OCZ engages in a variety of methods of advertising and marketing media which generally includes ad placement in periodicals, internet-based advertising, and customer marketing arrangements. Advertising costs are recorded as either a sales and marketing expense or a deduction from revenue. Advertising costs reimbursed by the Company to a customer must have an identifiable benefit to the Company and an established fair value in order to be classified as an operating expense. If these criteria are not met, the cost is classified as a reduction from revenue. Advertising costs are expensed as incurred and in the fiscal years ended February 2012, 2011 and 2010 these costs, including customer marketing arrangements, were approximately $14.4 million, $8.2 million and $3.5 million, respectively.

Currency translation

The majority of our sales are invoiced in United States Dollars (“USD”). Invoices in Euro and British Pound were insignificant during the fiscal years ended February 29, 2012, February 28, 2011 and February 28, 2010.

The functional currency of our Canadian, Korean and UK entities is their local currency. All of our other foreign operations functional currency is the USD. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into US dollars are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiary and branch operations where the functional currency is the US dollar, gains and losses resulting from remeasurement of foreign currency denominated balances into US dollars are included in other income (expense), net. Foreign currency transaction gains and (losses) for the fiscal years ended February 2012, 2011 and 2010 were approximately $170,000, $(195,000) and $111,000, respectively and were included in other income (expense), net in the accompanying Consolidated Statement of Operations for the fiscal years ended February 2012, 2011, and 2010, respectively.

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

Stock-based compensation

OCZ measures and recognizes compensation expense for all stock based compensation awards based upon the grant-date fair value of those awards. Fair value is estimated using the Black-Scholes model. Compensation expense for stock options is recognized on the straight-line basis over the requisite service period.

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

Stock based compensation charged to expenses was approximately $3.6 million, $1.0 million and $0.7 million for the fiscal years ended February 2012, 2011 and 2010, respectively. As of February 29, 2012, total unamortized stock-based compensation costs related to non-vested options amounted to approximately $13 million and will be recognized in future periods through February 2016.

The fair value of options grants was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Expected life (in years)	4.19	4.40	4.28
Expected Volatility	78%	45%	58%
Risk-free interest rate	1.2%	1.9%	2.0%
Dividend yield	0.0%	0.0%	0.0%

3.	Recent Accounting Pronouncements

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test, and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. The adoption of this guidance did not have any impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, non-recurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010 and should be applied prospectively as of the date of adoption. The adoption of this guidance is reflected in the pro forma disclosures in Note 4.

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. Early application is not permitted for public companies. The Company will adopt this guidance upon its effective date for periods beginning after December 15, 2011 and does not anticipate that this adoption will have a significant impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued revised accounting guidance, which deferred the guidance relating to the presentation of reclassification adjustments. All other requirements of the previously issued guidance were not affected by the issuance of this revised guidance. The Company will adopt this guidance upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2012. Early adoption of the standard is permitted. The Company will adopt this standard for the annual period beginning March 1, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

4.	Acquisitions

Indilinx

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

The purchase price, net of $0.6 million of cash acquired, was $32.2 million, which consisted of (i) 4.2 million shares of OCZ common stock with a total fair value of approximately $32.2 million, based on the price of OCZ common stock at the time of close, and (ii) approximately $0.6 million of cash paid, representing the fair value of outstanding vested and unvested stock options of Indilinx. The unvested stock options of Indilinx represented the fair value attributed to Indilinx equity awards for which services had already been substantially rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances. The Company also incurred a total of $1.7 million of transaction costs which were primarily general and administrative in nature in the quarter ended May 31, 2011. These transaction costs are classified as “Acquisition related charges” on the Consolidated Statement of Operations for the year ended February 29, 2012.

The assets and liabilities of Indilinx were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting. There were no contingent consideration arrangements in connection with the acquisition.

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

•

In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the in-process projects are expected within the next twelve months;

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

During the fiscal year ended February 29, 2012, two in-process technology projects were completed. Research and development efforts related to the first project completed focused on a flash storage controller for portable devices in which further development efforts were subsequently terminated resulting in an impairment charge of approximately $38,000 in fiscal year February 2012 because the project did not align with the current OCZ product strategy. The second in-process technology project, which was completed successfully in December 2011, was related to the Everest 2 controller platform which delivers industry-best performance SATA-based drives. The fair value associated with this existing technology is approximately $681,000 and was amortized on a straight-line basis to cost of revenue beginning in December 2011 over its projected useful life of five years.

The residual purchase price of $36.8 million has been recorded as goodwill related to the acquisition of Indilinx.

PLX UK Design Team

On October 24, 2011, we completed the acquisition of the UK Design Team and certain assets and liabilities from PLX Technology Inc. This transaction has further strengthened the Company’s global research and development team and provides further access to advanced technology in an effort to accelerate solid state development, reducing the time to market for the next generation of SSD products, while also reducing development costs. Pursuant to the agreement, OCZ obtained a non-exclusive perpetual license related to consumer storage technology, capital equipment and the UK Design Team workforce, which consists of approximately 40 engineers located in Abingdon, United Kingdom in exchange for cash consideration of $2.2 million. The Company also incurred a total of approximately $0.2 million of transaction costs which were primarily general and administrative in nature and such costs are classified as “Acquisition related charges” on the Consolidated Statement of Operations for the year ended February 29, 2012.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Prepaid assets	$20
Fixed assets	499
Intellectual property technology license	1,015
Goodwill	794

Total assets acquired	2,328
Accrued liabilities	(128)

Net purchase price	$2,200

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired, and liabilities assumed, as of October 24, 2011.

Ralph Schmitt, PLX Technology Inc.’s CEO, is also a member of OCZ’s Board of Directors. Throughout the term of the negotiations and up to the date of the acquisition, he removed himself from all discussions and had no authority to make decisions or influence the outcome of the arrangement.

On November 10, 2011, OCZ UK Limited was formed in the United Kingdom and all employees and acquired assets were transferred into this new entity. The results of operations from the acquisition of the UK Design Team are included in OCZ’s Consolidated Statements of Operations from October 24, 2011, the date of acquisition.

Sanrad

On January 9, 2012, OCZ completed the acquisition of 100% of the equity interests of Sanrad Inc., (“Sanrad”) a United States based privately-held company and its wholly-owned subsidiary organized under the laws of Israel. Sanrad’s products and solutions are comprised of cutting-edge cloud storage acceleration and virtualization software and hardware for datacenters. Sanrad’s virtualization software and solutions transforms storage access in virtualized environments with NAND flash allowing data centers to fully leverage their storage investments. At the time of acquisition, Sanrad’s products included VXL software which is deployed as a virtual appliance on the host server, distributing FLASH resources on demand across application virtual machines to maximize the performance of key applications.

The acquisition of Sanrad is expected to expand OCZ’s presence in the enterprise solid state drive strategy and is expected to accelerate the adoption of OCZ’s PCIe-based flash storage solutions in virtualized environments. The acquisition is also intended to broaden OCZ’s intellectual property resulting from Sanrad’s portfolio of three key patents and patent applications. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide OCZ with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Sanrad’s net tangible and intangible assets acquired, resulting in goodwill of approximately $13.3 million that was recorded in connection with this acquisition.

The purchase price, net of $0.7 million of cash acquired, was approximately $16.2 million, which consisted of approximately 2.1 million shares of OCZ common stock with a total fair value of $16.9 million, based on the price of OCZ common stock at the time of close which was $8.10. The Company also incurred a total of approximately $0.9 million of transaction costs which were primarily general and administrative in nature in the year ended February 29, 2012. These transaction costs are classified as “Acquisition related charges” on the Consolidated Statement of Operations for the year ended February 29, 2012.

The assets and liabilities of Sanrad were recorded at fair value at the date of acquisition. The Company will continue to evaluate certain assets and liabilities as new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have resulted in the recognition of those assets and liabilities as of that date. Changes to the assets and liabilities recorded may result in a corresponding adjustment to goodwill, and the measurement period will not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting. There are no contingent consideration arrangements in connection with the acquisition.

The results of operations of Sanrad are included in OCZ’s Consolidated Statements of Operations from January 9, 2012, the date of acquisition.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$731
Other current assets	150
Fixed assets	23
Intangible assets:
Existing technology	3,600
Trade names/trademarks	100
Goodwill	13,286

Total assets acquired	17,890
Accrued liabilities	(973)

Net assets acquired	16,917
Less: cash acquired	(731)

Net purchase price	$16,186

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired, and liabilities assumed, as of January 9, 2012. The Company used an overall discount rate of approximately 12% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Sanrad’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

•

The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value; expected cash flows were discounted at the Company’s weighted average cost of capital of 10%;

•

The fair value of trade names/trademarks assets acquired was established based on their highest and best use by a market participant using the “Royalty Savings Method”. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 10%.

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life of five years;

•	Trade names/trademarks are being amortized over their estimated useful life of two years.

The trade names/trademarks are amortized using the straight-line method, which reflects future projected cash flows. Existing technology will begin to be amortized over an expected useful life of five years based on the pattern in which the economic benefits are being consumed, which will be upon generation of revenue. No revenue has been generated as of February 29, 2012 and we expect economic benefits to occur in fiscal year 2013.

The residual purchase price of approximately $13.3 million has been recorded as goodwill.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the years ended February 29, 2012 and February 28, 2011 summarizes the combined results of operations as if the Indilinx and Sanrad acquisitions had been completed on March 1, 2010. The unaudited pro forma financial information for fiscal 2012 combines the results for OCZ for the year ended February 29, 2012, which includes the results of Indilinx subsequent to March 25, 2011 and the results of Sanrad subsequent to January 8, 2012, the dates of acquisitions, and the historical results of Indilinx from March 1, 2011 through March 25, 2011 and the historical results of Sanrad from March 1, 2011 through January 8, 2012. The unaudited pro forma financial information for the year ended February 28, 2011 combines the results for OCZ for the year ended February 28, 2011 and the historical results of Indilinx and Sanrad for the year ended December 31, 2010.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

	Year Ended
	February 29, 2012	February 28, 2011
	(In thousands, except per share amounts)
Net revenue	$366,330	$193,028
Net loss	$(20,843)	$(34,617)
Net loss per share — basic and diluted	$(0.36)	$(0.99)

For the period from the acquisition closing through February 29, 2012, Indilinx products contributed revenue, excluding intercompany sales, of $1.8 million and a net operating loss of $4.9 million. For the period from the acquisition closing through February 29, 2012, Sanrad reported a net operating loss of $0.4 million and contributed net revenue that was insignificant.

5.	Fair Value

OCZ’s financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, accrued liabilities and loans payable. The carrying value of these financial instruments approximates fair value as they are short-term to maturity. Derivative liabilities consist of common stock warrants and are classified as Level 3 liabilities under the Fair Value Hierarchy.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During fiscal years ending February 2012 and 2011, there were no nonrecurring fair value measurements of assets subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis at February 29, 2012 and February 28, 2011 based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
February 29, 2012
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$8,469	$—	$—	$8,469
Money market funds	83,870	—	—	83,870

Total assets measured and recorded at fair value	$92,339	$—	$—	$92,339

Liabilities
Common stock warrant liability:	$—	$—	$11,087	$11,087

Total liabilities measured and recorded at fair value	$—	$—	$11,087	$11,087

February 28, 2011
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$6,890	$—	$—	$6,890
Money market funds	10,624	—	—	10,624

Total assets measured and recorded at fair value	$17,514	$—	$—	$17,514

Liabilities
Common stock warrant liability	$—	$—	$9,417	$9,417

Total liabilities measured and recorded at fair value	$—	$—	$9,417	$9,417

During the fiscal year ended February 29, 2012, there were no transfers between Level 1 and Level 2 fair value instruments. There were no transfers of instruments to Level 3, and the only instruments transferred out of Level 3 in fiscal year 2012 were the common stock warrants which were settled. The following table presents a reconciliation of the recurring Level 3 measurements on a gross basis at February 29, 2012 and February 28, 2011:

	February 29, 2012	February 28, 2011
	( In thousands)
Beginning Balance	$9,417	$—
Issuance of Common Stock Warrants		2,081
Warrants exercised at fair value	(2,620)	(588)
Revaluation of warrant liability to current fair value	4,290	7,924

Ending Balance	$11,087	$9,417

The fair value of the warrant liability for the fiscal years ended February 29, 2012 and February 28, 2011 was calculated using the following assumptions:

	Year Ended
	February 29, 2012	February 28, 2011
Share price	$8.60	$7.57
Expected life (in years)	3.06	4.06
Risk free interest rate	0.87%	2.11%
Volatility	78%	45%
Dividend yield	0%	0%

6.	Accounts Receivable and Allowances

	February 29, 2012	February 28, 2011
	(In thousands)
Accounts receivable trade	$78,959	$34,568
Allowance for doubtful accounts, sales returns, and other allowances	(6,416)	(2,881)

Accounts receivable, net of allowances	$72,543	$31,687

The following table summarizes the activity during fiscal years February 29, 2012, February 28, 2011 and February 28, 2010 related to the allowances for trade accounts receivable:

	Balance at beginning of period	Charges to expense	Charges (reversals) of revenue	Deductions from reserve	Balance at end of period
	(In thousands)
Fiscal year ended February 29, 2012	$2,881	$1,820	$4,188	$(2,473)	$6,416

Fiscal year ended February 28, 2011	$2,853	$1,260	$204	$(1,436)	$2,881

Fiscal year ended February 28, 2010	$2,279	$644	$(35)	$(35)	$2,853

7.	Inventory

Ending inventory by major category is presented in the following table:

	February 29, 2012	February 28, 2011
	(In thousands)
Raw materials	$73,978	$13,072
Work in progress	20,581	9,556
Finished goods	17,289	3,316

	111,848	25,944
Inventory reserve	(3,184)	(3,146)

Net Inventory	$108,664	$22,798

8.	Property and Equipment

Ending balances by major class of depreciable asset are presented in the following table:

	February 29, 2012	February 28, 2011
	(In thousands)
Vehicles	$97	$111
Furniture and fixtures	259	40
Equipment	6,935	5,900
Leasehold Improvements	738	538

	8,029	6,589
Less: accumulated depreciation	(3,031)	(3,543)

Net property and equipment	$4,998	$3,046

Depreciation and amortization expense related to property and equipment for the fiscal years ended February 2012, 2011 and 2010 amounted to approximately $1.7 million, $1.1 million and $1.0 million, respectively.

9.	Goodwill and Other Intangible Assets

The following is a summary of goodwill and intangible assets for the fiscal years ended February 29, 2012 and February 28, 2011:

	February 29, 2012			February 28, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$4,345	$(93)	$4,252	$—	$—	$—
In-process technology	801	—	801	—	—	—
Customer relationships/contracts	75	(14)	61	—	—	—
Trademarks and trade names	505	(300)	205	446	(428)	18
Licensed Technology	3,505	(444)	3,061	—	—	—

Subtotal of identifiable intangibles	$9,231	$(851)	$8,380	$446	$(428)	$18
Goodwill	60,914	—	60,914	9,989	—	9,989

Total goodwill and other intangibles	$70,145	$(851)	$69,294	$10,435	$(428)	$10,007

The changes in the carrying amount of goodwill for the fiscal years ended February 29, 2012 and February 28, 2011 are as follows:

	February 29, 2012	February 28, 2011
	(In thousands)
Balance at beginning of period	$9,989	$9,954
Acquisition of Indilinx	36,845	—
Acquisition of PLX UK Design Team	794	—
Acquisition of Sanrad	13,286	—
Acquisition earn out payments	—	35

Balance at end of period	$60,914	$9,989

We acquired certain assets of Solid Data Systems in November 2010 and paid approximately $350,000 cash and issued 160,000 shares in restricted stock with a value of $644,000. We determined that we acquired as identifiable assets in-process research and development (“IPRD”) and fixed assets, with goodwill also resulting from the transaction. Following the acquisition, we determined that we would not operate the business and determined the value of the goodwill and fixed assets acquired to be fully impaired. IPRD was initially capitalized but was then written off when it was determined that the asset would not contribute to reaching technological feasibility since the course of the related research project was substantially redirected and essentially abandoned. The total write-off related to this acquisition is $994,000 which is included in general and administrative expense in the Consolidated Statement of Operations for fiscal year ended February 28, 2011.

In fiscal 2012, we purchased $2.5 million of intangibles consisting of a $2.0 million technology license with an estimated useful life of three years and a $0.5 million technology license with an estimated useful life of two years. Amortization of these intangibles is recorded on a straight-line basis.

Existing technology obtained in the acquisition of Sanrad in the amount of $3.6 million will begin to be amortized over an expected useful life of five years based on the pattern in which the economic benefits are being consumed, which will be upon generation of revenue. No revenue has been generated as of February 29, 2012 and we expect economic benefits to occur in fiscal year 2013.

For the years ended February 2012, 2011 and 2010, we recorded approximately $627,000, $70,000 and $180,000 of amortization and impairment expense, respectively, for identified intangibles, of which approximately $93,000 was included in cost of revenue during 2012. No amortization was included in cost of revenue during fiscal years ended February 2011 and 2010.

The estimated future amortization expense of intangible assets with definite lives is as follows as of February 29, 2012:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending February 28 or 29,
2013	$141	$1,415	$1,556
2014	136	1,238	1,374
2015	136	582	718
2016	136	28	164
2017 and thereafter	102	65	167

Total	$651	$3,328	$3,979

10.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

	February 29, 2012	February 28, 2011
	(In thousands)
Wages and other compensation	$5,516	$1,472
Sales and marketing programs	2,944	2,417
Uninvoiced goods and services	2,946	749
Professional fees	336	255
Other liabilities	1,007	1,244

Total	$12,749	$6,137

11.	Commitments and Contingencies

Lease commitments

We lease office and warehouse facilities under lease terms expiring at various dates through 2018. Certain leases contain provisions which allow for early termination of the obligation prior to the end of the lease term. Rent expense amounted to approximately $1,490,000, $816,000 and $783,000, for the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively. As of the fiscal year ended February 29, 2012, the future minimum payments due under these non cancellable lease agreements are as follows:

Years ending February 29/28	Future Minimum Lease Payments
(In thousands)
2013	$1,653
2014	1,675
2015	1,787
2016	1,529
2017	1,257
2018 and thereafter	1,310

Total	$9,211

Non-cancelable Purchase commitments

From time to time, the Company enters into various inventory related purchase commitments with its suppliers. The Company had approximately $19.9 million in non-cancelable purchase commitments with certain suppliers as of February 29, 2012. Two key suppliers represent a substantial portion of these commitments. One commitment of approximately $16.9 million relates to a continuity of supply arrangement which the Company has entered into during the year ended February 29, 2012. Another commitment requires the Company to purchase approximately $2.6 million of specified components from a certain supplier by the end of April 2013. All purchases from these suppliers are expected to sell in the normal course of business.

Warranties

The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below:

	February 29, 2012	February 28, 2011	February 28, 2010
	(In thousands)
Balance at beginning of period	$100	$68	$132
Accrual for current period warranties	493	287	138
Acquired warranty obligation from Indilinx acquisition	467	—	—
Acquired warranty obligation from Sanrad acquisition	55	—	—
Warranty costs incurred	(691)	(255)	(202)

Balance at end of period	$424	$100	$68

Contingencies

In July 2010, we received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which we contended were defective. As of February 28, 2011 we accrued approximately $1.3 million for this contingency including potential interest costs. On April 25, 2011 the Taoyuan District Court found in favor of the former vendor and we were ordered to pay approximately $1.2 million plus interest of approximately $150,000. During June 2011, these payments were made to the vendor and the case was formally closed.

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

On September 7, 2011 a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. The Company was served with a copy of the complaint on October 26, 2011 and filed six affirmative defenses in response on December 23, 2011. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. As of February 29, 2012, the Company has not recognized this contingency within the financial statements presented as OCZ believes the complaint has no merit and OCZ intends to vigorously defend against this litigation.

12.	Credit Facilities

In February 2011 we signed a new agreement with Silicon Valley Bank (“SVB”) for asset-based financing of up to $25 million (the “New SVB Agreement”), which replaced the previous $10.0 million Loan and Security Agreement (“SVB Agreement”). This new agreement, which was amended and restated in February 2012, expires on May 6, 2012, expands the $17.5 million debt capability available under the prior joint factoring loan arrangements with SVB and Faunus Group International, Inc. (“FGI”). Upon completion of the New SVB Agreement, we also terminated our Sale of Accounts and Security Agreement (“FGI Agreement”) with FGI. As part of the termination of the FGI Agreement, a contractual penalty of $170,000 was paid to FGI and is included in the “Interest and financing costs” caption on the Consolidated Statement of Operations for the year ended February 28, 2011.

The New SVB Agreement contains financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates range between prime +1.5% to prime +2.5%. There are also provisions for letter of credit sub-limits and various operational, reporting, restriction of cash dividends, negative and affirmative covenants with which we must comply. On January 31, 2012 the Company executed an amendment to provide a formal waiver of the Sanrad acquisition as well as to extend the SVB Agreement until May 6, 2012. On April 25, 2012 the Company executed an amendment to provide a formal waiver of the covenant for EBITDA levels for the period ending February 29, 2012. As of February 29, 2012, we had no borrowings under the SVB Agreement. The applicable interest rate is prime + 1.50%. The bank’s prime rate was 4.0% at February 29, 2012.

On May 10, 2012 we signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility to replace the SVB Agreement, which expired on May 6, 2012. As in the SVB Agreement, borrowings under the WFCF facility will be limited to a borrowing base based on our receivables. The WFCF facility has a 5-year term and provides for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions are met. The WFCF facility contains minimum liquidity levels and certain financial covenants if these levels are not met. There are also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contain an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined. We may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

13.	Stockholders’ Equity

Preferred Stock

OCZ has 20,000,000 authorized shares of preferred stock. On October 25, 2011, we classified 100,000 of these shares as Series A Junior Participating Preferred Stock in connection with the Board’s same day approval and adoption of a stockholder rights plan. Under the plan, OCZ declared and paid a dividend of one preferred share purchase right for each share of OCZ common stock held by our stockholders of record as of the close of business on November 4, 2011. Each preferred share purchase right entitles the holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0025 per share, at a price of $35.00, subject to adjustment. The rights are not exercisable until the distribution date. The distribution date is defined as when an acquisition of 20% or more of our common stock by an acquiring person has occurred. The stockholder rights plan may have the effect of deterring or delaying a change in control of OCZ.

Common Stock

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

In May 2010, all shares of OCZ’s Series A preferred stock were converted into shares of common stock. Under the terms of OCZ’s certificate of incorporation with respect to OCZ’s Series A preferred stock, each share of Series A preferred stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of OCZ’s common shares on a public stock exchange (“Mandatory Conversion”), including the over the counter bulletin board (the “OTCBB”). The trading of OCZ’s common shares commenced on OTCBB on February 10, 2010, and the 60th trading day following the commencement of trading was May 4, 2010. The number of shares of OCZ’s common stock issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was the 60 Day Average of $4.86. Based on the 60 Day Average of $4.86, and after taking into account fractional shares, on May 4, 2010, 60,990 shares of OCZ’s Series A preferred stock were converted into 62,733 shares of OCZ’s common stock.

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

On April 13, 2011, OCZ issued 11,730,000 shares of common stock in a public offering. The net proceeds to the Company were approximately $93.5 million, which is net of underwriters’ discounts and commissions and related legal, accounting, printing, and other costs totaling $6.2 million.

On January 9, 2012, OCZ issued 2,088,582 shares of common stock in connection with the acquisition of Sanrad Inc.

On February 13, 2012, OCZ issued 12,000,000 shares of common stock at a price of $9.00 per share in a follow-on public offering. The net proceeds to the Company were approximately $101 million from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million. On March 13, 2012, the underwriters of the February 2012 public offering of 12,000,000 shares of common stock have partially exercised their over-allotment option to purchase an additional 1,013,991 primary shares. The net proceeds from the over-allotment option exercise are approximately $8.0 million, bringing the total net proceeds from the offering to approximately $109 million, after deducting underwriting discounts and commissions and estimated offering expenses.

During the fiscal year ended February 29, 2012, we issued 819,199 shares of common stock in connection with the exercise of stock options and 381,193 shares of common stock in connection with the exercise of warrants. During fiscal year ended February 29, 2012, we granted options to purchase an aggregate of 3,292,500 shares of common stock under our stock option plan exercisable at the fair market value per share on the date of grant.

The following table summarizes weighted average shares outstanding for each of the three years ended February 29, 2012, February 28, 2011 and February 28, 2010. for the purpose of computing earnings per share for the respective periods.

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	(In thousands)
Shares outstanding, beginning	35,400	21,300	21,300
Weighted-average shares issued	15,500	7,400	—

Weighted-average shares, basic	50,900	28,700	21,300
Effect of dilutive stock options and warrants	—	—	—

Weighted-average shares, diluted	50,900	28,700	21,300

The diluted weighted-average shares are the same as basic weighted-average shares for all years presented because potential common shares are only considered when their effect would be dilutive. In the years ended February 29, 2012, February 28, 2011 and February 28, 2010, there were approximately 3,026,479, 6,376,000 and 1,935,000 of potentially dilutive shares, consisting of options and warrants excluded from the net loss per share computations, respectively, because their effect was anti-dilutive.

Warrants

During the fiscal year ended February 28, 2010, OCZ issued warrants to purchase up to 140,520 shares of its Series A preferred stock at $5.00 per share. Under the terms of OCZ’s certificate of incorporation with respect to OCZ’s Series A preferred stock, each share of Series A preferred stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of OCZ’s common shares on a public stock exchange (“Mandatory Conversion”), including the over the counter bulletin board (the “OTCBB”), which occurred on May 4, 2010. The number of shares of OCZ’s common stock warrants issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was the 60 Day Average of $4.86. On May 4, 2010, warrants to purchase 140,520 shares of OCZ’s Series A preferred stock were converted into warrants to purchase 144,541 shares of OCZ’s common stock at $4.86 per share. Such warrants were issued in reliance on Regulation S of the Securities Act. All warrants related to this issuance expired in August 2010.

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share. These warrants are subject to certain anti-dilution adjustments and, as a result of the November 2, 2010 financing, these warrants were subject to a price adjustment calculation which resulted in a new exercise price of $4.87 per share. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. During the fiscal years ended February 29, 2012 and February 28, 2011, 416,666 and 116,667 warrants were exercised on a cashless basis resulting in the issuance of 199,567 and 80,198 common shares, respectively. Total warrants exercised in fiscal year 2012 and fiscal year 2011 amounted to 416,666 and 159,999, respectively. As of February 29, 2012, there are 1,999,168 warrants outstanding.

The warrants for the 2,575,833 shares contain certain provisions which cause them to be classified as derivative liabilities pursuant to Accounting Standards Codification subtopic 815-40, “Derivatives and hedging—Contracts in Entity’s Own Equity” (ASC 815-40). Accordingly, upon issuance the warrants were recorded as a derivative liability and valued at a fair market value of approximately $2,081,000 which also reduced the proceeds assigned to the equity shares issued in the fund raising. The fair value of these warrants was increased to $11,087,380 as of February 29, 2012. The revaluation adjustments recorded in the Consolidated Statement of Operations for the fiscal years ended February 2012 and 2011 were approximately $4,290,000 and $7,924,000 respectively. OCZ is required to continue to adjust the warrants to fair value through current period operations for each reporting period.

In connection with the March 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 77,275 shares of the Company’s common stock at $5.25 per share. The placement agent warrants contain certain piggyback registration rights. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. During the fiscal year-end February 28, 2011, 148,600 warrants were exercised resulting in the issuance of the additional 77,275 warrants. During the fiscal year ended February 29, 2012, 74,300 warrants were exercised on a cashless basis resulting in the issuance of approximately 17,000 common shares. As of February 29, 2012 there are a total of 8,925 warrants outstanding.

In November 2010, OCZ issued warrants to purchase up to an aggregate of 1,784,996 shares of its common stock at an exercise price of $5.25 per share. These warrants became exercisable on May 3, 2011. During the fiscal year ended February 29, 2012, 240,568 warrants were exercised on a cashless basis resulting in the issuance of approximately 100,000 common shares. As of February 29, 2012 there are a total of 1,544,428 warrants outstanding.

In connection with the November 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 214,198 shares of the Company’s common stock at an exercise price of $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares of the Company’s common stock at an exercise price of $5.25 per share. The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on November 2, 2015 and may be exercised by the holders on a cashless basis. During the fiscal year ended February 28, 2011, 214,198 warrants were exercised resulting in the issuance of the additional 53,549 warrants. During fiscal year ended February 29, 2012, 53,549 warrants were exercised on a cashless basis resulting in the issuance of approximately 12,000 common shares. At February 29, 2012 there are no warrants outstanding.

In December 2010, OCZ issued warrant instruments in connection with certain service agreements. These warrants are exercisable into an aggregate of 27,000 shares of common stock at an exercise price of $4.03 per share and expire between November 12, 2011 and May 12, 2012. During the fiscal year ended February 29, 2012, all 27,000 warrants were exercised and at February 29, 2012 there are no warrants outstanding.

In January 2011, OCZ issued a warrant to a vendor in connection with a securities purchase agreement. The warrant is exercisable into an aggregate of 25,000 shares of common stock at an exercise price of $5.00 per share and expire by January 6, 2012. During the fiscal year ended February 29, 2012, all 25,000 warrants were exercised and at February 29, 2012 there are no warrants outstanding.

The following table summarizes warrant activity for fiscal years ended February 29, 2012 and February 28, 2011:

	Number of Shares	Exercise Price Range	Total Exercise Price	Weighted Average Exercise Price
Balance at February 28, 2010	274,695	$2.25-5.00	$1,082,123	$3.93
Warrants granted	4,912,401	3.00-5.25	23,953,126	4.88
Warrants granted – Series A conversion	4,022	4.86	19,547	4.86
Warrants exercised for common shares	(326,108)	1.85-4.87	(980,163)	3.01
Warrants exercised for common shares—cashless	(330,864)	3.08-4.87	(1,228,166)	3.71
Warrant exchange rate differences			(56,187)
Warrants expired or forfeited	(144,542)	5.00	(722,147)	5.00

Balance at February 28, 2011	4,389,604	3.00-5.25	$22,068,133	5.03
Warrants granted	—		—
Warrants exercised for common shares	(52,000)	4.03-5.00	(233,810)	4.50
Warrants exercised for common shares—cashless	(785,083)	4.87-5.25	(3,956,659)	5.03

Balance at February 29, 2012	3,552,521	$3.00-5.25	$17,877,664	$5.03

14.	Benefit Plans

Stock incentive plan

In December 2004, we adopted a stock incentive plan with 1,800,000 shares of common stock authorized for issuance. The shares subject to the stock incentive plan was subsequently increased to 5,232,873. With the additional 2,500,000 shares approved by our stockholders in October 2010, and an additional 4,500,000 shares approved by our stockholders in September 2011, the total shares authorized for issuance under the stock incentive plan increased to 12,232,873. The shares to be purchased are subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine. The options granted will expire in a term not to exceed 10 years from grant date.

The following table summarizes option activity for fiscal years ended February 29, 2012 and February 28, 2011:

	Number of Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Option
Balance as of February 28, 2010	1,659,614	2,779,111	$2.20
Authorized	2,500,000	—	—
Granted	(2,678,842)	2,678,842	$4.73
Exercised		(927,915)	$1.26
Forfeited or cancelled	504,982	(504,982)	$2.62

Balance as of February 28, 2011	1,985,754	4,025,056	$4.05
Authorized	4,500,000	—	—
Granted	(3,292,500)	3,292,500	$7.02
Exercised	—	(819,199)	$2.24
Forfeited or cancelled	562,752	(562,752)	$5.25

Balance as of February 29, 2012	3,756,006	5,935,605	$5.83

Options vested and exercisable at February 29, 2012		1,484,660

Options vested and expected-to-vest at February 29, 2012		5,935,605

The weighted-average fair value of options granted for the fiscal years ended February 2012 and 2011 was approximately $4.16 and $1.79, respectively.

The following table summarizes information regarding stock options outstanding and exercisable at February 29, 2012:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 29, 2012	Weighted Average Exercise Price
$ 0.40 — 2.04	462,632	7.40	$1.24	263,929	$1.23
2.05 — 3.68	766,808	7.77	2.88	328,281	3.01
3.69 — 5.31	1,202,368	8.68	4.68	385,264	4.51
5.32 — 6.95	787,626	9.70	6.06	16,501	5.81
$ 6.96 — 8.59	2,716,171	8.92	7.90	490,685	8.15

	5,935,605	8.71	$5.83	1,484,660	$4.81

The weighted-average remaining contractual life for all exercisable stock options at February 29, 2012 was 7.3 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at February 29, 2012 was 8.7 years.

Aggregate intrinsic value of options exercisable at February 29, 2012 was $5.6 million. The aggregate intrinsic value of stock options vested and expected-to-vest net of estimated forfeitures was $16.4 million at February 29, 2012. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $8.60 as of February 29, 2012, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the current market value at the time of exercise. The aggregate intrinsic value of exercised stock options was $5.2 million, $4.1 million, and zero during the years ended February 29, 2012, February 28, 2011 and February 28, 2010, respectively.

Stock-based Compensation

The following table summarizes stock-based compensation costs in OCZ’s Consolidated Statements of Operations for the fiscal years ended February 2012, 2011 and 2010.

	February 29, 2012	February 28, 2011	February 28, 2010
	(In thousands)
Employee stock-based compensation in:
Research and development expense	$1,707	$360	$184
Sales and marketing expense	690	231	166
General, administrative and operations expense	1,184	437	313

Total stock-based compensation	$3,581	$1,028	$663

As of February 29, 2012, total unamortized stock-based compensation costs related to non-vested options amounted to approximately $13.3 million and will be recognized in future periods through February 2016.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Expected life (in years)	4.19	4.40	4.28
Expected Volatility	78%	45%	58%
Risk-free interest rate	1.2%	1.9%	2.0%
Dividend yield	0.0%	0.0%	0.0%

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

15.	Employee Savings and Retirement Plan

We maintain a 401(k) plan, known as the “OCZ Pension Plan.” Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to $17,000 per annum (or $22,500 for individuals over 50 years of age); which is the IRS maximum. At our discretion we may decide to initiate employer matching contributions upon approval by the Board of Directors and members of the Compensation Committee in the near future. Any employer contributions are immediately 100% vested under the current plan document. We did not make any contributions during the fiscal years ended February 29, 2012, February 28, 2011 or February 28, 2010.

16.	Income Taxes

Income/(loss) before income tax expense/(benefit) consists of the following:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	(In thousands)
Domestic	$(20,172)	$(28,712)	$(12,826)
International	2,505	(454)	(709)

Total	$(17,667)	$(29,166)	$(13,535)

The primary components of deferred income tax assets and liabilities are as follows:

	February 29, 2012	February 28, 2011
	(In thousands)
Intangible assets	$(482)	$218
Accrued liabilities and allowances	6,979	4,452
Stock based compensation	—	—
Foreign tax credit	84	84
Net operating loss carry forwards	17,508	13,162
State deferred tax effect on federal	(959)	(410)

Gross deferred tax assets	23,130	17,506
Valuation allowance	(23,130)	(17,506)

Net deferred tax assets	$—	$—

Reported as:
Current deferred tax assets	$—	$—
Non-current deferred tax assets	—	—

Net deferred tax assets	$—	$—

The provision (benefit) for income taxes consists of the following:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	(In thousands)
Deferred:
Federal provision	$—	$713	$—
State provision	—	123	—
Current:
Foreign provision (benefit)	—	25	(1)

Total	$—	$861	$(1)

As of fiscal year ended February 29, 2012, we have approximately $46.6 million and $18.9 million for Federal and California State, respectively, of net operating loss carry-forwards available to offset future taxable income. Any unused Federal carry forwards will expire between 2027 and 2032 and any unused California State carry-forwards will expire between 2019 and 2024.

The effective income tax rate differs from the statutory federal income tax rate as shown in the following table:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
	(%)	(%)	(%)
Statutory federal income tax benefit rate	(34.0)	(34.0)	(34.0)
State taxes, net of federal tax benefit	(5.8)	(5.8)	(5.8)
Valuation allowances	39.8	42.5	39.8
Foreign tax differential	—	0.3	—

Effective tax rate	—%	3.0%	—%

17.	Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. OCZ reviews financial data and operates its business in one reportable business segment comprised of two revenue product groups including SSD storage and then power supplies, memory processing and other. These products are sold primarily into the HDD format and SAN acceleration/replacement markets. The DRAM memory products were discontinued as of February 28, 2011, consequently, certain prior year line item category descriptions and balances have been reclassified to conform to the current year presentation. The overall totals remained the same.

The following table sets forth the net revenues for each of our product groups for the fiscal years ended February 2012, 2011 and 2010:

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Product group net revenue	(In thousands)
SSD	$338,904	$133,202	$43,510
Power supplies/Memory/Other	26,870	56,914	100,449

Total	$365,774	$190,116	$143,959

Our net revenues by major geographic area (based on shipping destination), major customers and the Company’s property and equipment, net by geographic region for the fiscal years ended February 2012, 2011 and 2010 are set forth below.

	Year Ended
	February 29, 2012	February 28, 2011	February 28, 2010
Net revenue by major geographic area	(In thousands)
United States	$108,773	$67,492	$62,489
Canada	15,331	9,804	7,667
Germany	74,374	33,318	12,977
Other Europe/Middle East/Africa	114,346	57,956	43,558
Rest of World	52,950	21,546	17,268

Total	$365,774	$190,116	$143,959

Major customers

During the year ended February 29, 2012, Memoryworld Gmbh & Co. represented approximately 10% of net revenue. During the years ended February 28, 2011 and 2010, Newegg.com represented approximately 17% and 19% of net revenue. No other individual customer represented 10% or more of net revenue as of February 29, 2012, February 28, 2011 or February 28, 2010.

Our top ten customers represented approximately 41% and 49% of net revenue for the years ended February 29, 2012 and February 28, 2011, respectively.

As of February 29,2012, Memoryworld Gmbh & Co. accounted for approximately 18% of trade receivables. As of February 28,2011, Newegg.com represented approximately 14% of trade receivables. No other individual customer represented 10% or more of trade receivables as of February 29, 2012 or February 28, 2011.

Property and equipment

	February 29, 2012	February 28, 2011
	(In thousands)
Property and equipment, net:
United States	$901	$475
Taiwan	2,966	2,560
United Kingdom	715	—
Rest of World	416	11

Total	$4,998	$3,046

18.	Supplementary Financial Information – Quarterly Financial Data (unaudited)

The following table sets forth quarterly consolidated information:

	Year Ended February 29, 2012				Year Ended February 28, 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	Feb 29	Nov 30	Aug 31	May 31	Feb 28	Nov 30	Aug 31	May 31
Net revenue	$110,442	$103,084	$78,454	$73,794	$64,566	$53,222	$38,045	$34,283
Gross profit	27,586	23,175	16,931	14,744	10,709	7,661	1,620	4,164
Operating income (loss)	(8,001)	2,346	(1,943)	(4,339)	(454)	(4,574)	(8,568)	(3,404)
Net income (loss) per share—basic	$(0.19)	$(0.02)	$0.06	$(0.20)	$(0.27)	$(0.29)	$(0.29)	$(0.19)
Net income (loss) per share—diluted	$(0.19)	$(0.02)	$0.06	$(0.20)	$(0.27)	$(0.29)	$(0.29)	$(0.19)

19.	Subsequent Events

On May 10, 2012 we signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility. Borrowings under the WFCF facility will be limited to a borrowing base based on our receivables. The WFCF facility has a 5-year term and provides for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions are met. The WFCF facility contains minimum liquidity levels and certain financial covenants if these levels are not met. There are also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contain an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, (the “ Exchange Act “), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of our fiscal year ended February 29, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 29, 2012.

The Annual Report on Form 10-K does not include an attestation report of OCZ’s registered public accounting firm because such a report is not required for a smaller reporting company.

Limitations on the Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during fiscal year ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

OCZ’s Board of Directors has set August 13, 2012 as the date of the 2012 Annual Meeting of Stockholders, which will be more than thirty days prior to the anniversary date of the 2011 annual meeting of stockholders. Therefore, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) and other applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders that May 24, 2012 will be the deadline for submitting stockholder proposals for inclusion in our proxy statement for the 2012 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2012 Annual Meeting. All stockholder proposals must be in compliance with applicable laws and regulations and our bylaws in order to be considered for inclusion in the proxy statement and form of proxy for the 2012 Annual Meeting. Stockholders are advised to review our bylaws, which contain additional procedural and substantive requirements. In addition, if we are not notified by such deadline of an intent to present a proposal at our 2012 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting.

In order for a stockholder proposal regarding the nomination of a director or other business to be brought at the Annual Meeting outside of Rule 14a-8 to be considered timely under our bylaws, notice of the proposal must have been received by the Secretary at the Company’s principal headquarters prior to May 24, 2012. In order for either type of proposal to be considered, such notice must also contain certain information specified in our bylaws.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Form 10-K that is found in our 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated by reference to our 2012 Proxy Statement. The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K that is found in our 2012 Proxy Statement is incorporated by reference to our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K that is found in our 2012 Proxy Statement is incorporated by reference to our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item13 of Form 10-K that is found in our 2012 Proxy Statement is incorporated by reference to our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K that is found in our 2012 Proxy Statement is incorporated by reference to our 2012 Proxy Statement.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	FINANCIAL STATEMENTS

The information required by this item is included in Item 8 of Part II of this report.

2.	FINANCIAL STATEMENT SCHEDULES

None.

3.	EXHIBITS

The information required by this item is included on the exhibit index that follows the signature page of this report.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on May 14, 2012.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons below on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ryan M. Petersen Ryan M. Petersen	Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2012

/s/ Arthur F. Knapp, Jr. Arthur F. Knapp, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2012

/s/ Adam J. Epstein Adam J. Epstein	Director	May 14, 2012

/s/ Richard L. Hunter Richard L. Hunter	Director	May 14, 2012

/s/ Russell J. Knittel Russell J. Knittel	Director	May 14, 2012

/s/ Ralph Schmitt Ralph Schmitt	Director	May 14, 2012

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger dated December 17, 2004 of OCZ Technology Group, Inc., an Indiana corporation, with and into OCZ Technology Group, Inc., a Delaware corporation. (1)

2.2	Asset Purchase Agreement dated May 25, 2007 by and among OCZ Technology Group, Inc., PC Power and Cooling, Inc. and Douglas Dodson. (1)

2.3	Asset Purchase Agreement dated October 25, 2007 by and among OCZ Technology Group, Inc., Silicon Data Inc., a New York corporation, Fred Cohen, and Eyal Akler. (1)

2.4	Share Purchase Agreement, dated March 14, 2011, by and among OCZ Technology Group, inc., Indilinx Co., Ltd., the shareholders of the Indilinx Co., Ltd. and DLS Law Firm, as Seller Representative. (13)

2.5	First Amendment to Share Purchase Agreement, dated March 22, 2011, by and among OCZ Technology Group, inc., Indilinx Co., Ltd., the shareholders of the Indilinx Co., Ltd. and DLS Law Firm, as Seller Representative. (14)

2.6	Agreement and Plan of Merger, dated January 9, 2012, by and among OCZ Technology Group, Inc., Melrose Merger Sub, Inc., Sanrad Inc. and certain stockholders of Sanrad Inc. (18)

3.1	Fourth Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 30, 2009, including the Certificate of Designations of Series A Junior Participating Preferred Stock. (10)

3.2	Fourth Amended and Restated Bylaws. (1)

4.1	Specimen common stock certificate of OCZ Technology Group, Inc. (10)

4.2	Rights Agreement, dated as of October 25, 2011, between OCZ Technology Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (4)

10.1	OCZ Technology Group, Inc. 2004 Stock Incentive Plan. (17)

10.2	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Ryan M. Petersen. (1)

10.3	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Arthur F. Knapp, Jr. (1)

10.4	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Alex Mei. (1)

10.5	Executive Employment Agreement dated December 17, 2008 by and between OCZ Technology Group, Inc. and Kerry Smith. (1)

10.6	Lease dated March 22, 2011 by and between SI 25 LLC and OCZ Technology Group, Inc. for the property located in San Jose, California, USA. (20)

10.7	Lease dated April 21, 2005 by and between Buckgolf Inc., & Greengolf Inc. and OCZ Canada Inc. dated for the property located in Markham, Ontario, Canada. (1)

10.8	Lease Extension Agreement, dated May 21, 2010, by and among Buckgolf Inc. & Greengolf Inc. and OCZ Canada Inc. (11)

10.9	English summary of lease for the property located in Taipei County, Taiwan. (1)

10.10	English summary of lease for the property located in Lujhu Township, Taiwan. (1)

EXHIBIT NO.	DESCRIPTION

10.11	Lease dated October 6, 2011 for the property located in Taoyuan County, Taiwan. (20)

10.12	Form of Indemnification Agreement for Directors and Officers of OCZ Technology Group, Inc. (1)

10.13	Loan and Security Agreement dated July 2009 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (1)

10.14	Sale of Accounts and Security Agreement by and between OCZ Technology Group, Inc. and Faunus Group International, Inc. dated July 6, 2009. (1)

10.15	Asset Purchase Agreement dated August 31, 2009, by and between OCZ Technology Group, Inc. and BCInet, Inc. (1)

10.16	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $311,215. (1)

10.17	Secured Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $170,000. (1)

10.18	Secured Convertible Promissory Note, dated August 31, 2009, issued by BCInet, Inc. to OCZ Technology Group, Inc. in the amount of $414,200. (1)

10.19	Series A Preferred Stock Purchase Agreement dated August 31, 2009 by and between BCInet, Inc. and OCZ Technology Group, Inc. (1)

10.20	Security Agreement dated August 31, 2009 by and between BCI net, Inc. and OCZ Technology Group, Inc. (2)

10.21	Promissory Note dated August 19, 2009 from OCZ Technology Group, Inc. to The Ryan Petersen and Sarita Nuez Family Trust. (3)

10.22	Distribution Agreement June 2009, by and between OCZ Technology Group, Inc. and Bell Microproducts Canada. (6)

10.23	Securities Purchase Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein (5)

10.24	Registration Rights Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (5)

10.25	Form of Warrant for the institutional and accredited investors. (5)

10.26	Form of Warrant for Placement Agent (as defined therein). (5)

10.27	Second Amendment to the Loan and Security Agreement dated May 10, 2010 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (19)

10.28	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Adam J. Epstein’s services as a non-executive director. (9)

10.29	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Richard L. Hunter’s services as a non-executive director. (9)

10.30	Securities Purchase Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein. (7)

10.31	Registration Rights Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (7)

10.32	Form of Warrant for the institutional and accredited investors. (7)

EXHIBIT NO.	DESCRIPTION

10.33	Form of Warrant for Placement Agent (as defined therein). (7)

10.34	Amended and Restated Loan and Security Agreement dated February 7, 2011 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (8)

10.35	Registration Rights Agreement, dated March 25, 2011, by and among OCZ Technology Group, Inc. and the Sellers (as defined therein). (14)

10.36	Escrow Agreement, dated March 25, 2011, by and among OCZ Technology Group, Inc. and DLS Law Firm, as Seller Representative. (14)

10.37	Employment Agreement, dated March 25, 2011, by and between OCZ Technology Group, Inc. and Bumsoo Kim. (14)

10.38	Employment Agreement, dated March 25, 2011, by and between OCZ Technology Group, Inc. and Hyun Mo Chung. (14)

10.39	Amendment No. 1 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated March 28, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.40	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated April 21, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.41	Amendment No. 3 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated June 21, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.42	Amendment No. 4 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.43	OCZ Severance Plan for Management and Key Employees. (16)

10.44	Amendment No. 5 to Amended and Restated Loan and Security Agreement and Consent, dated October 31, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (20)

10.45	Amendment No. 6 to Amended and Restated Loan and Security Agreement and Consent, dated January 31, 2012, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (20)

10.46	Limited Waiver to Amended and Restated Loan and Security Agreement, dated April 25, 2012, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (20)

21.1	List of Subsidiaries of the Registrant. (20)

23.1	Consent of Independent Registered Public Accounting Firm – Crowe Horwath LLP. (20)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a). (20)

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a). (20)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002. (20)

EXHIBIT NO.	DESCRIPTION

101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended February 29, 2012, formatted in Extensible Business Reporting Language (XBRL): Consolidated Balance Sheets at February 29, 2012 and February 28, 2011; (ii) Consolidated Statements of Operations for the Years Ended February 29, 2012, February 28, 2011 and February 28, 2010; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended February 29, 2012, February 28, 2011 and February 28, 2010; (iv) Consolidated Statements of Cash Flows for the Years Ended February 29, 2012, February 28, 2011 and February 28, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Registrant’s Form 10 filed on September 30, 2009.
(2)	Incorporated by reference to the Registrant’s Form 10 filed on November 12, 2009.
(3)	Incorporated by reference to the Registrant’s Form 10 filed on December 4, 2009.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on October 28, 2011.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on March 26, 2010.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 25, 2010.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 4, 2010.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2011.
(9)	Incorporated by reference to the Registrant’s Form 10-K filed on May 20, 2010.
(10)	Incorporated by reference to the Registrant’s Form S-3 filed on December 1, 2011 (File No. 333-178247).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 27, 2010.
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on June 23, 2010.
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on March 28, 2011.
(15)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 15, 2011.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2011.
(17)	Incorporated by reference to the Registrant’s Form S-8 filed on October 14, 2011 (File No. 333-177323).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on January 13, 2012.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on May 11, 2010.
(20)	Filed herewith.