Form 10-Q
period 2012-05-31
OCZ TECHNOLOGY GROUP INC
filed 2012-07-10
CIK 1355128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 67,651,310 as of June 30, 2012.

OCZ TECHNOLOGY GROUP, INC.

FORM 10-Q

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2012	February 29, 2012
	(In thousands, except share and per share data)
ASSETS

Current assets:
Cash and cash equivalents	$43,232	$92,339
Accounts receivable, net of allowances of $6,285 and $6,416	89,101	72,543
Inventory, net	125,792	108,664
Prepaid expenses and other current assets	12,937	10,723

Total current assets	271,062	284,269

Property and equipment, net	5,878	4,998
Intangibles, net	8,511	8,380
Goodwill	60,428	60,914
Other assets	203	142

Total assets	$346,082	$358,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$79,688	$88,093
Accrued and other liabilities	11,853	12,749

Total current liabilities	91,541	100,842

Common stock warrant liability	4,070	11,087
Other long-term liabilities	344	272

Total liabilities	95,955	112,201

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; no shares issued or outstanding at May 31, 2012 and February 29, 2012	—	—
Common stock, $0.0025 par value, 120,000,000 shares authorized; 67,647,109 and 66,581,428 shares issued and outstanding at May 31, 2012 and February 29, 2012, respectively	169	166
Additional paid-in-capital	330,114	320,095
Accumulated deficit	(79,411)	(73,157)
Accumulated other comprehensive loss	(745)	(602)

Total stockholders’ equity	250,127	246,502

Total liabilities and stockholders’ equity	$346,082	$358,703

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except per share amounts)
Net revenue	$113,620	$73,794
Cost of revenue	85,189	59,050

Gross profit	28,431	14,744

Operating expenses:
Research and development	19,281	4,267
Sales and marketing	13,421	4,494
General, administrative and operations	8,667	5,645
Acquisition related charges	—	1,702
Special inventory charge	—	2,975

Total operating expenses	41,369	19,083

Loss from operations	(12,938)	(4,339)

Other expense, net	(103)	(75)
Interest and financing costs	(229)	(438)
Revaluation to fair value of common stock warrants	7,017	(4,241)

Loss before income taxes	(6,253)	(9,093)

Provision for income taxes	1	—

Net loss	$(6,254)	$(9,093)

Net loss per share:
Basic	$(0.09)	$(0.20)

Diluted	$(0.09)	$(0.20)

Shares used in net loss per share computation:
Basic	67,500	44,500

Diluted	67,500	44,500

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Net loss	$(6,254)	$(9,093)
Foreign currency translation	(143)	(240)

Total comprehensive loss	$(6,397)	$(9,333)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,254)	$(9,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	517	445
Amortization of intangibles	506	33
Accounts receivable allowances	(126)	458
Stock-based compensation	1,472	676
Revaluation of common stock warrants	(7,017)	4,241
Net loss on disposal of property and equipment	107	—
Inventory reserve	943	3,596
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,432)	(13,179)
Inventory	(18,139)	(15,408)
Prepaid expenses and other assets	(2,351)	(945)
Accounts payable	(8,405)	5,629
Accrued and other liabilities	(769)	910

Net cash used in operating activities	(55,948)	(22,637)

Cash flows from investing activities:
Property and equipment purchases	(1,541)	(414)
Purchased intangibles	(151)	—
Acquisition of Indilinx, net of cash received	—	123

Net cash used in investing activities	(1,692)	(291)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,508	93,665
Proceeds from employee stock programs, net	42	157
Proceeds from exercise of warrants for common shares	—	8
Repayment of bank loans	—	(24,010)
Restricted cash for letter of credit	—	(62)

Net cash provided by financing activities	8,550	69,758

Effect of foreign exchange rate changes on cash and cash equivalents	(17)	13

Net increase (decrease) in cash and cash equivalents	(49,107)	46,843
Cash and cash equivalents at beginning of period	92,339	17,514

Cash and cash equivalents at end of period	$43,232	$64,357

Supplemental disclosures:
Interest paid	$—	$199
Income taxes paid	$1	$—
Non-cash investing and financing activities:
Issuance of common stock for Indilinx acquisition	$—	$32,203
Issuance of common stock from cashless warrant exercises	$144	$1,139

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of Presentation. The accompanying interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which OCZ Technology Group, Inc. (“OCZ,” or the “Company”) considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the balance sheets. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 14, 2012 (“2012 Form 10-K”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending February 28, 2013, or any other future period.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and exercise judgment that affect the reported amounts of assets, liabilities, revenue and expenses and related note disclosures. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from those estimates.

Reclassifications. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Significant Accounting Policies. The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements included in its 2012 Form 10-K. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended May 31, 2012, that are of significance or potential significance to the Company.

2. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The adoption of this standard did not have any material financial effect on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (amended further under ASU No. 2011-12 in December 2011). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. The Company adopted two separate, but consecutive statements of net income and other comprehensive income for the fiscal year beginning March 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have any material financial effect on the Company’s Condensed Consolidated Financial Statements.

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

3. Acquisitions

Indilinx

On March 25, 2011, we completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions are comprised of advanced solid state drive (“SSD”) controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance SSDs. The technology powers a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications. At the time of acquisition, Indilinx’s products included the Barefoot SSD controller which meets the demanding performance requirements of PC and Server applications and also helps facilitate the use of new high performance NAND flash memory, and the Amigos SSD controller which is ideally suited for embedded systems, mobile PCs, and other applications which require the speed, reliability, and power benefits of SSDs in a smaller form factor and at lower price points.

The acquisition of Indilinx is expected to expand OCZ’s presence in the embedded, hybrid storage, and industrial markets. The acquisition is also intended to broaden OCZ’s intellectual property resulting from Indilinx’s portfolio of approximately 26 patents and patent applications. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide OCZ with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Indilinx’s net tangible and intangible assets acquired, resulting in goodwill of $36.9 million as originally recorded in the three months ending May 31, 2011. A final adjustment to goodwill was made during the three months ending May 31, 2012 which resulted in a reduction of goodwill in the amount of approximately $486,000 related to the deferred tax benefit associated with intangibles. Goodwill in the amount of approximately $36.4 million was recorded in connection with this acquisition.

The purchase price, net of $0.6 million of cash acquired, was $32.2 million, which consisted of (i) 4.2 million shares of OCZ common stock with a total fair value of approximately $32.2 million, based on the price of OCZ common stock at the time of close, and (ii) approximately $0.6 million of cash paid, representing the fair value of outstanding vested and unvested stock options of Indilinx. The unvested stock options of Indilinx represented the fair value attributed to Indilinx equity awards for which services had already been substantially rendered as of the close of the acquisition. The cash portion of the purchase price was paid from existing cash balances. The Company also incurred a total of $1.7 million of transaction costs which were primarily general and administrative in nature in the quarter ended May 31, 2011. These transaction costs were classified as “Acquisition related charges” on the Consolidated Statement of Operations contained in the 2012 Form 10-K.

The assets and liabilities of Indilinx were recorded at fair value at the date of acquisition. The Company has completed its evaluation of all assets and liabilities and no further adjustment is expected. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting. There were no contingent consideration arrangements in connection with the acquisition.

The results of operations of Indilinx are included in OCZ’s Consolidated Statements of Operations from March 25, 2011, the date of acquisition. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash acquired	$554
Other current assets	170
Fixed assets	431
Other tangible assets acquired	216
Intangible assets:
Existing technology	96
In-process technology	1,974
Customer lists and related relationships	75
Trademarks and trade names	125
Goodwill	36,359

Total assets acquired	40,000
Loans payable	(4,381)
Accounts payable	(519)
Other accrued liabilities	(2,327)

Net assets acquired	32,773
Less: cash acquired	(554)

Net purchase price	$32,219

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

•	The fair value of the customer contracts and related relationships assets acquired was based on the Royalty Savings Method; and

•	The fair value of trade names/trademarks assets acquired was established based on the Royalty Savings Method.

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life of one year;

•

In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The completion of the one remaining in-process project is expected within the next nine months;

•	Customer contracts and related relationships are being amortized over their estimated useful life of five years; and

•	Trade names/trademarks are being amortized over their estimated useful life of ten years.

The existing technology, patents/core technology, customer contracts, and related relationships and trade names/trademarks are amortized using the straight-line method, which reflects future projected cash flows.

During the fiscal year ended February 29, 2012, two in-process technology projects were completed. Research and development efforts related to the first project completed focused on a flash storage controller for portable devices in which further development efforts were subsequently terminated resulting in an impairment charge of approximately $38,000 in the third quarter of fiscal 2012 because the project did not align with the current OCZ product strategy. The second in-process technology project, which was completed successfully in December 2011, was related to the Everest 1 controller platform which delivers industry-best performance SATA-based drives. The fair value associated with this existing technology is approximately $919,000 and was amortized on a straight-line basis to cost of revenue beginning in December 2011 over its projected useful life of five years. During the three months ended May 31, 2012, two in-process technology projects were completed. The first technology project, which was successfully completed in March 2012, was related to the Indilinx Everest 2 platform used in the Vertex 4 and Agilty 4 SATA 3.0 SSD series which provides higher bandwidth and endurance. The fair value associated with this existing technology is approximately $946,000 and was amortized on a straight-line basis to cost of revenue beginning in March 2012 over its projected useful life of five years. The second project, which was successfully completed in March 2012, was related to the Indilinx Barefoot 2 controller used in the Vertex Plus R2 product. The fair value associated with this existing technology is approximately $45,000 and was amortized on a straight-line basis to cost of revenue beginning in March 2012 over its projected useful life of five years.

The residual purchase price of $36.4 million has been recorded as goodwill.

PLX UK Design Team

On October 24, 2011, we completed the acquisition of the UK Design Team and certain assets and liabilities from PLX Technology Inc. This transaction has further strengthened the Company’s global research and development team and provides further access to advanced technology in an effort to accelerate solid state development, reducing the time to market for the next generation of SSD products, while also reducing development costs. Pursuant to the agreement, OCZ obtained a non-exclusive perpetual license related to consumer storage technology, capital equipment and the UK Design Team workforce, which consists of approximately 40 engineers located in Abingdon, United Kingdom in exchange for cash consideration of $2.2 million. The Company also incurred a total of approximately $0.2 million of transaction costs which were primarily general and administrative in nature and such costs were classified as “Acquisition related charges” on the Consolidated Statement of Operations contained in the 2012 Form 10-K.

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

Ralph Schmitt, PLX Technology Inc.’s Chief Executive Officer, is also a member of OCZ’s Board of Directors. Throughout the term of the negotiations and up to the date of the acquisition, he removed himself from all discussions and had no authority to make decisions or influence the outcome of the arrangement.

On November 10, 2011, OCZ UK Limited was formed in the United Kingdom and all employees and acquired assets were transferred into this new entity. The results of operations from the acquisition of the UK Design Team are included in OCZ’s Consolidated Statements of Operations from October 24, 2011, the date of acquisition.

Sanrad

On January 9, 2012, we completed the acquisition of 100% of the equity interests of Sanrad Inc., (“Sanrad”) a United States based privately-held company and its wholly-owned subsidiary organized under the laws of Israel. Sanrad’s products and solutions are comprised of cutting-edge cloud storage acceleration and virtualization software and hardware for datacenters. Sanrad’s virtualization software and solutions transforms storage access in virtualized environments with NAND flash allowing data centers to fully leverage their storage investments. At the time of acquisition, Sanrad’s products included VXL software which is deployed as a virtual appliance on the host server, distributing flash resources on demand across application virtual machines to maximize the performance of key applications.

The acquisition of Sanrad is expected to expand OCZ’s presence in the enterprise SSD strategy and is expected to accelerate the adoption of OCZ’s PCIe-based flash storage solutions in virtualized environments. The acquisition is also intended to broaden OCZ’s intellectual property resulting from Sanrad’s portfolio of three key patents and patent applications. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide OCZ with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Sanrad’s net tangible and intangible assets acquired, resulting in goodwill of approximately $13.3 million that was recorded in connection with this acquisition.

The purchase price, net of $0.7 million of cash acquired, was approximately $16.2 million, which consisted of approximately 2.1 million shares of OCZ common stock with a total fair value of $16.9 million, based on the price of OCZ common stock at the time of close which was $8.10. The Company also incurred a total of approximately $0.9 million of transaction costs which were primarily general and administrative in nature in the year ended February 29, 2012. These transaction costs were classified as “Acquisition related charges” on the Consolidated Statement of Operations contained in the 2012 Form 10-K.

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

The purchase price set forth in the table above was allocated based on the fair value of the tangible and intangible assets acquired, and liabilities assumed, as of January 9, 2012. The Company used an overall discount rate of approximately 12% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Sanrad’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

•

The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Income Approach.” The Income Approach included an analysis of the markets, cash flows and risks associated with achieving such cash flows to calculate the fair value; expected cash flows were discounted at the Company’s weighted average cost of capital of 10%; and

•

The fair value of trade names/trademarks assets acquired was established based on their highest and best use by a market participant using the “Royalty Savings Method”. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 10%.

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life of five years;

•	Trade names/trademarks are being amortized over their estimated useful life of two years.

The trade names/trademarks are amortized using the straight-line method, which reflects future projected cash flows. Existing technology will begin to be amortized over an expected useful life of five years based on the pattern in which the economic benefits are being consumed, which will be upon generation of revenue. We expect shipments of products to occur in second quarter of fiscal year 2013.

The residual purchase price of approximately $13.3 million has been recorded as goodwill.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the three months ended May 31, 2011 summarizes the combined results of operations as if the Indilinx and Sanrad acquisitions had been completed on March 1, 2011. The unaudited pro forma financial information for the three months ended May 31, 2011 combines the results for OCZ for the three months ended May 31, 2011, which includes the results of Indilinx subsequent to March 25, 2011, the date of acquisition, the historical results of Indilinx from March 1, 2011 through March 25, 2011 and the historical results of Sanrad from March 1, 2011 through May 31, 2011.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future.

Three Months Ended
May 31, 2011
(In thousands, except
per share amounts)
Net revenue	$73,904
Net loss	$(9,822)
Net loss per share — basic and diluted	$(0.21)

4. Fair Value

OCZ’s financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts payable. Management believes the carrying value of these financial instruments approximate fair value as they are short-term to maturity. Derivative liabilities consist of common stock warrants and are classified as level 3 liabilities under the Fair Value Hierarchy.

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During the three months ended May 31, 2012, there were no nonrecurring fair value measurements of assets subsequent to initial recognition.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2012 and February 29, 2012 based on the three-tier fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In thousands)
May 31, 2012
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$2,592	$—	$—	$2,592
Money market funds	40,640	—	—	40,640

Total assets measured and recorded at fair value	$43,232	$—	$—	$43,232

Liabilities
Common stock warrant liability:	$—	$—	$4,070	$4,070

Total liabilities measured and recorded at fair value	$—	$—	$4,070	$4,070

February 29, 2012
Assets
Cash equivalents:
Cash deposits with third-party financial institutions	$8,469	$—	$—	$8,469
Money market funds	83,870	—	—	83,870

Total assets measured and recorded at fair value	$92,339	$—	$—	$92,339

Liabilities
Common stock warrant liability:	$—	$—	$11,087	$11,087

Total liabilities measured and recorded at fair value	$—	$—	$11,087	$11,087

During the three months ended May 31, 2012, there were no transfers between Level 1 and Level 2 fair value instruments. There were no transfers of instruments to Level 3 or transferred out of Level 3 in the three months ended May 31, 2012. The following table presents a reconciliation of the recurring Level 3 measurements on a gross basis for the three months ended May 31, 2012:

Common Stock Warrant Liability
(In thousands)
Balance at February 29, 2012	$11,087
Issuance of Common Stock Warrants	—
Warrants exercised at fair value	—
Revaluation of warrant liability to current fair value	(7,017)

Balance at May 31, 2012	$4,070

The fair value of the common stock warrant liability for the three months ended May 31, 2012 was calculated using the following assumptions:

Three Months Ended
May 31, 2012
Share price	$4.48
Expected life (in years)	2.81
Risk free interest rate	0.67%
Volatility	75%
Dividend yield	0%

5. Inventory

Ending inventory by major category is presented in the following table:

	May 31, 2012	February 29, 2012
	(In thousands)
Raw materials	$86,564	$73,978
Work in progress	23,181	20,581
Finished goods	20,029	17,289

	129,774	111,848
Inventory reserve	(3,982)	(3,184)

Total net inventory	$125,792	$108,664

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

6. Goodwill and Other Intangible Assets

The following is a summary of goodwill and intangible assets as of May 31, 2012 and February 29, 2012:

	May 31, 2012			February 29, 2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Identifiable intangibles:
Existing and core technology	$5,606	$(238)	$5,368	$4,345	$(93)	$4,252
In-process technology	26	—	26	801	—	801
Customer relationships/contracts	75	(18)	57	75	(14)	61
Trademarks and trade names	505	(315)	190	505	(300)	205
Licensed technology	3,656	(786)	2,870	3,505	(444)	3,061

Subtotal of identifiable intangibles	9,868	(1,357)	8,511	9,231	(851)	8,380
Goodwill	60,428	—	60,428	60,914	—	60,914

Total goodwill and other intangibles	$70,296	$(1,357)	$68,939	$70,145	$(851)	$69,294

The change in the carrying amount of goodwill for the three months ended May 31, 2012 is as follows:

Goodwill
(In thousands)
Balance at February 29, 2012	$60,914
Adjustment related to Indilinx intangibles	(486)

Balance at May 31, 2012	$60,428

A final adjustment to the Indilinx acquisition goodwill was made during the three months ending May 31, 2012 which resulted in a reduction of goodwill in the amount of approximately $486,000 related to the deferred tax benefit associated with intangibles. The Company has completed its evaluation of all assets and liabilities related to the Indilinx acquisition. For the three months ended May 31, 2012, the Company recorded approximately $506,000 of amortization expense for identified intangibles. Approximately $145,000 was included in cost of revenue for the three months ended May 31, 2012.

For the three months ended May 31, 2011, the Company recorded approximately $33,000 of amortization expense for identified intangibles of which approximately $11,000 was included in cost of revenue for the three months ended May 31, 2011.

The estimated future amortization expense of purchased and acquired intangible assets with definite lives is as follows:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Years ending February 28 or 29,
2013 (remaining 9 months)	$286	$1,099	$1,385
2014	382	1,288	1,670
2015	382	632	1,014
2016	382	33	415
2017 and thereafter	336	65	401

Total	$1,768	$3,117	$4,885

7. Credit Facilities

In February 2011 we signed a new agreement with Silicon Valley Bank (“SVB”) for asset-based financing of up to $25 million (the “New SVB Agreement”), which replaced the previous $10.0 million Loan and Security Agreement (“SVB Agreement”). This new agreement, which was amended and restated in February 2012, expired on May 6, 2012, expanded the $17.5 million debt capability available under the prior joint factoring loan arrangements with SVB and Faunus Group International, Inc. The New SVB Agreement contained financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates ranged between prime + 1.5% to prime +2.5%. There were also provisions for letter of credit sub-limits and various operational reporting, restriction of cash dividends, negative and affirmative covenants with which we must comply.

On May 10, 2012 we signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility to replace the SVB Agreement, which expired on May 6, 2012. As in the SVB Agreement, borrowings under the WFCF facility will be limited to a borrowing base based on our receivables. The WFCF facility has a 5-year term and provides for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions are met. The WFCF facility contains minimum liquidity levels and certain financial covenants if these levels are not met. There are also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contain an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined. We may incur additional debt in the future, subject to certain limitations contained in our debt instruments. As of May 31, 2012, we had no borrowings under the WFCF credit facility.

8. Income Taxes

The Company uses an estimated annual effective tax rate to measure the income tax benefit or expense recognized in each interim period. For the three months ended May 31, 2012, the Company generated operating losses. The Company’s effective tax rate for the three months ended May 31, 2012 and 2011 was zero.

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

9. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three months ended May 31, 2012 and 2011, because potential common shares, such as common shares issuable under the exercise of stock options or warrants, are only considered when their effect would be dilutive.

The following table shows the potentially dilutive shares, consisting of options and warrants, for the periods presented that were excluded from the net loss per share computations because their effect was anti-dilutive:

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Potentially dilutive equity awards outstanding
Stock options	3,667	4,885
Warrants	3,478	4,221

Total	7,145	9,106

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	May 31,2012	May 31, 2011
	(In thousands, except per share amounts)
Net loss (numerator)	$(6,254)	$(9,093)

Shares calculation (denominator):
Weighted average shares outstanding – basic	67,500	44,500
Effect of dilutive securities:
Potential common stock relating to stock options and warrants	—	—

Weighted average shares outstanding – diluted	67,500	44,500

Net loss per share – basic	$(0.09)	$(0.20)

Net loss per share – diluted	$(0.09)	$(0.20)

10. Stockholders’ Equity

Common Stock

On February 13, 2012, we issued 12,000,000 shares of common stock at a price of $9.00 per share in a follow-on public offering. The net proceeds to the Company were approximately $101 million from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million.

During the three months ended May 31, 2012, we issued 1,013,991 shares of common stock in connection with the exercise of the over-allotment option from the February 13, 2012 follow-on public offering resulting in net proceeds of $8.5 million, 24,244 shares of common stock in connection with the exercise of stock options resulting in net proceeds of $42,000 and 27,446 shares of common stock in connection with the exercise of warrants in a cashless transaction.

Warrants

The following table summarizes warrant activity for the three months ended May 31, 2012:

	Number of Shares	Exercise Price Range	Total Exercise Price	Weighted Average Exercise Price
Balance at February 29, 2012	3,552,521	$3.00-5.25	$17,877,664	$5.03
Warrants granted	—		—
Warrants exercised	(75,000)	$5.25	(393,750)	$5.25
Warrant forfeited	—		—

Balance at May 31, 2012	3,477,521	$3.00-5.25	$17,483,914	$5.03

11. Benefit Plans

Stock Incentive Plan

In December 2004, we adopted a stock incentive plan with 1,800,000 shares of common stock authorized for issuance. The shares subject to the stock incentive plan were subsequently increased to 12,232,873 and were approved by the Company’s stockholders. The shares to be purchased are subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine. The options granted under the plan will expire in a term not to exceed 10 years from date of grant.

The following table summarizes option activity for the three months ended May 31, 2012:

	Number of Shares	Number of Stock	Weighted Average Exercise
	Available	Options	Price Per
	for Grant	Outstanding	Option
Balance at February 29, 2012	3,756,006	5,935,605	$5.83
Options granted	(2,188,500)	2,188,500	7.25
Options exercised	—	(24,244)	1.72
Options forfeited or cancelled	254,955	(254,955)	5.70

Balance at May 31, 2012	1,822,461	7,844,906	$6.25

Options vested and exercisable at May 31, 2012		2,054,108

Options vested and expected-to-vest at May 31, 2012		7,669,826

The weighted-average fair value of options granted for the three months ended May 31, 2012 and 2011 was $4.27 and $4.38, respectively.

The weighted-average remaining contractual life for all exercisable stock options at May 31, 2012 was 7.5 years. The weighted-average remaining contractual life of all vested and expected-to-vest stock options at May 31, 2012 was 8.8 years.

Aggregate intrinsic value of options exercisable at May 31, 2012 was $1.7 million. The aggregate intrinsic value of stock options vested and expected-to-vest, net of estimated forfeitures, was $2.5 million at May 31, 2012. Aggregate intrinsic value represents the difference between our closing price on the last trading day of the fiscal period, which was $4.48 as of May 31, 2012, and the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the market value of the common stock at the time of exercise. The aggregate intrinsic value of exercised stock options was $0.1 million during the three months ended May 31, 2012.

Stock-based Compensation

The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three months ended May 31, 2012 and 2011:

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Employee stock-based compensation in:
Research and development expense	$726	$277
Sales and marketing expense	240	122
General, administrative and operations expense	506	277

Total stock-based compensation	$1,472	$676

As of May 31, 2012, total unamortized stock-based compensation cost related to unvested stock options was $19.4 million. This amount will be recognized as expense using the straight-line method over the remaining weighted-average amortization period of 3.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Three Months Ended
	May 31, 2012	May 31, 2011
Expected life (in years)	4.65	4.32
Volatility	75%	74%
Risk-free interest rate	0.8%	2.0%
Dividend yield	0.0%	0.0%

The expected life is based on multiple factors, including historical exercise patterns of relatively homogeneous groups with respect to exercise and post-vesting termination behaviors, expected future exercising patterns for these same homogeneous groups of similar public companies in terms of type of business, industry, stage of life cycle, size and geographical market. Volatility is based on our historical volatility. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity Rate. The dividend yield assumption is based on our history and lack of an expectation of dividend payouts.

12. Commitments and Contingencies

Lease commitments

OCZ and its subsidiaries lease office and manufacturing facilities under lease terms expiring at various dates through fiscal year 2019. As of May 31, 2012, the future minimum payments due under these non-cancelable lease agreements are as follows:

Future Minimum Lease Payments
Fiscal years ending February 28/29	(In thousands)
2013 (9 months)	$1,214
2014	1,698
2015	1,810
2016	1,529
2017	1,253
2018 and thereafter	1,310

Total	$8,814

Non-cancelable purchase commitments

From time to time, the Company enters into various inventory related purchase commitments with its suppliers. The Company had approximately $28 million in non-cancelable purchase commitments with certain suppliers as of May 31, 2012.

Warranties

The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 3 to 5 years from the date of purchase. The Company also has a lifetime warranty program on Memory products purchased prior to the discontinuation of the product line in February 2011.

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

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Balance at beginning of period	$424	$100
Accrual for current period warranties	373	104
Acquisition of Indilinx	—	467
Warranty costs incurred	(322)	(79)

Balance at end of period	$475	$592

Standby Letters of Credit

As of May 31, 2012, the Company’s financial guarantees consisted of two standby letters of credit outstanding. One in the amount of $1 million was to secure a credit line for inventory purchases while the other in the amount of $62,000 was related to the long-term security deposit on the lease of the Company’s headquarters and is secured by restricted cash.

Indemnifications

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2012.

Contingencies

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of OCZ’s SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result OCZ engaged in certain deceptive practices and violated various laws. Among other things, the suit seeks unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement, and injunctive and other equitable relief. On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or alternatively, to Strike Certain Allegations. The Motion was granted in part and denied in part on October 4, 2011. On November 18, 2011, plaintiff filed an amended complaint and, on December 20, 2011, the Company again filed a Motion to Dismiss or Alternatively to Strike Certain Allegations. The Motion was granted in part and denied in part on June 6, 2012. The June 6, 2012 ruling limited plaintiff’s claims to the single product he purchased. Additionally, plaintiffs were given leave to file a second amended complaint, which will be due on or by June 28, 2012, but no such filing was made. A class certification hearing is tentatively set for late 2012 (assuming the plaintiff moves for certification and depending upon when the plaintiff does so); as of June 25, 2012, plaintiff has not so moved. A trial date of May 28, 2013 has been set. As of May 31, 2012, the Company has not recognized this contingency within the financial statements presented as OCZ believes the complaint has no merit and OCZ intends to vigorously defend itself against this litigation.

On September 7, 2011 a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. The Company filed its answer denying plaintiff’s infringement allegations and asserting six affirmative defenses on December 23, 2011. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. The Company filed a motion to sever plaintiff’s case against it and to transfer the case to the United States District Court for the Northern District of California. That motion is pending. The case is now in the discovery phase with trial scheduled to begin on July 1, 2013. As of May 31, 2012, the Company has not recognized this contingency within the financial statements presented as the Company believes the complaint has no merit and intends to vigorously defend itself in this litigation.

13. Segment and Geographic Information

OCZ operates in a single industry segment and has two product groups comprised of SSD storage which include hard disk drive (“HDD”) format and storage area network, (“SAN”), acceleration/replacement products and power supplies and other.

The following table sets forth the net revenues for each of our product groups for the three months ending May 31, 2012 and 2011:

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Net product revenue by category
HDD format	$100,321	$69,122
SAN acceleration/replacement	6,168	—
Power supplies and other	7,131	4,672

Total	$113,620	$73,794

Our net revenue by major geographic area (based on shipping destination) was as follows:

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Net revenue by major geographic area
United States	$40,349	$17,541
Canada	5,420	3,307
Germany	26,909	15,397
Other Europe/Middle East/Africa	25,076	25,600
Rest of World	15,866	11,949

Total	$113,620	$73,794

Major Customers:

During the three months ended May 31, 2012 Memoryworld Gmbh & Co. represented approximately 17% of net revenue. During the three months ended May 31, 2011 no customer represented more than 10% of net revenue. Our top ten customers represented approximately 48% and 41% of net revenue for the three months ended May 31, 2012 and 2011, respectively.

As of May 31, 2012, Memoryworld Gmbh & Co. accounted for approximately 29% of trade receivables. As of May 31, 2011, no individual customer represented 10% or more of trade receivables.

Our property and equipment, net by geographic region, was as follows:

	May 31, 2012	February 29, 2012
	(In thousands)
Property and equipment, net by geographic region
United States	$965	$901
Taiwan	3,224	2,966
United Kingdom	1,003	715
Rest of World	686	416

Total	$5,878	$4,998

14. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following is a discussion of the financial condition and results of operations for our three months ended May 31, 2012, of fiscal year 2013 compared to the three months ended May 31, 2011, of fiscal year 2012. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc., on a consolidated basis. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February. Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies, and prospects and estimates of industry growth for the fiscal quarter ending May 31, 2012 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts, and assumptions involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties, and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture, and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2012, and statements made in other subsequent filings, as they contain information concerning risk, uncertainties, and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

OCZ is a leader in the design, manufacture and distribution of high-performance solid state drives, (“SSDs”). We operate in one business segment and focus primarily on two markets:

•	Hard Disk Drive (“HDD”) Format Market— SSDs can be substituted for HDDs in both high-performance storage and consumer mobile computing and offer significant advantages in terms of performance, reduced heat, and, in the case of portable units, battery life.

•	Storage Area Network (“SAN”) Acceleration/Replacement Market— Optimal for I/O intensive workloads, such as database applications, data warehouses, search engines, and compute-intensive applications, PCIe SSDs enabled with our Virtualized Controller Architecture (“VCA”) are a cost-effective, high performance alternative in datacenter and enterprise storage applications.

Our products provide high-performance SSDs to each of our key markets at competitive prices. We sell our SSDs and components directly to enterprise customers and original equipment manufacturers, or OEMs, through our direct sales force, and to other end customers through a channel of systems integrators, information technology (“IT”) integrators, and fulfillment and retail distributors, including online retailers that are focused on technology.

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”), was formed in 2002. Our Corporate Headquarters are located in San Jose, California. Subsidiaries and/or offices are located in Canada, Israel, Korea, Netherlands, Taiwan and the United Kingdom. Our fiscal year ends on the last day of February.

Historically, we primarily focused on developing, manufacturing, and selling high-performance DRAM memory modules to computing enthusiasts through catalog and online retail channels. As the market for SSDs began to develop over the last several years, we shifted our focus to serve this emerging market as our primary focus. We believe that our strong research and development foundation in memory has provided a solid research and development platform and natural transition to develop our SSD capabilities, given the technological similarities between product categories. We began to implement a strategy to shift our focus towards the emerging SSD market in early 2009, which has resulted in our revenue mix shifting heavily towards SSDs, which became a majority of our business beginning in 2010 and now represents more than 93% of our net revenues. By February 28, 2011, the end of our fiscal year 2011, we had discontinued our legacy memory products to focus on SSDs in accordance with our previously announced plans in January 2011. Throughout this period, we have continued to invest in research and development surrounding a wide array of SSD types and interfaces.

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

As of May 31, 2012, we had over 400 customers, most of which are distributors or retailers in 60 countries. We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process, and reduces time-to-market.

On January 9, 2012, we acquired Sanrad Inc. by the issuance of approximately 2.1 million shares of common stock valued at $16.9 million. Sanrad is a privately held provider of flash caching and virtualization software and hardware. It has research and development facilities located in Tel Aviv, Israel and its technology allows data centers to fully leverage their flash based storage investments, extending the lifespan of the storage infrastructure and maximizing efficiency. This acquisition is expected to help accelerate the customer adoption of our offerings in the PCIe based flash storage systems.

On October 24, 2011, we completed an acquisition of certain assets from PLX Technology, Inc. This transaction provides further access to advanced technology in an effort to maintain and expand our market position as a leader in the design, manufacture and distribution of high performance SSDs. Pursuant to the agreement, we acquired access to substantial IP, capital equipment and the UK Design Team, which consists primarily of approximately 40 engineers located in Abingdon, United Kingdom in exchange for cash consideration of $2.2 million. PLX will retain among other net assets, patents related to the technology and its existing line of products which they will continue to support and supply to its customer base.

On March 25, 2011, we completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions are comprised of advanced SSD controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance SSDs. This technology powers a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications.

For the quarter ended May 31, 2012, our net revenue was $113.6 million compared to $73.8 million for the quarter ended May 31, 2011. Our net loss for the quarter ended May 31, 2012 was $6.3 million compared to $9.1 million in the corresponding period of the prior year. For the quarters ended May 31, 2012 and May 31, 2011, our ten largest customers accounted for 48% and 41% of net sales, respectively. For the quarter ended May 31, 2012, Memoryworld Gmbh & Co. accounted for 17% of our net revenue. For the quarter ended May 31, 2011, no customer represented more than 10% of our net revenue.

Results of Operations

The following table sets forth our financial results, as a percentage of net revenue for the periods indicated.

	Three Months Ended
	May 31, 2012	May 31, 2011
Net revenue	100%	100%
Cost of revenue	75.0	80.0

Gross profit	25.0	20.0
Operating expenses:
Research and development	17.0	5.8
Sales and marketing	11.8	6.1
General, administrative and operations	7.6	7.7
Acquisition related charges	—	2.3
Special inventory charge	—	4.0

Total operating expenses	36.4	25.9

Loss from operations	(11.4)	(5.9)
Other expense – net	(0.1)	(0.1)
Interest and financing costs	(0.2)	(0.6)
Revaluation to fair value of common stock warrants	6.2	(5.7)

Loss before income taxes	(5.5)	(12.3)
Provision for income taxes	—	—

Net loss	(5.5)%	(12.3)%

Net Revenue — Product Category

Our consolidated net revenue by product category for the three months ended May 31, 2012, compared to the corresponding prior year period, is presented in the table below. Also presented are the related dollar and percentage changes in consolidated net revenue for the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Product group net revenue:
HDD format	$100,321	$69,122
SAN acceleration/replacement	6,168	—
Power supplies and other	7,131	4,672

Net revenue	$113,620	$73,794

Increase:
HDD format	$31,199
SAN acceleration/replacement	6,168
Power supplies and other	2,459

Total increase	$39,826

Percent change:
HDD format	45%
SAN acceleration/replacement	—
Power supplies and other	53%
Total percent change	54%

The increase in net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, was primarily due to an increase in demand for our SSD products. SSD net revenue, including both HDD format and SAN acceleration/replacement categories, increased 54% from the three months ended May 31, 2012 compared to the corresponding prior year period. In the three months ended May 31, 2012, new product introductions contributed to the considerable increase in SSD net product sales. Recent product introductions include the Vertex and Agility product series and the Revo, Z-drive and Deneva product series. The increase in net revenue of power supplies and other products in the three months ended May 31, 2012, compared to the corresponding prior year period, was primarily due to an increase in power supply sales of approximately $2.6 million as the February 2012 equity funding provided more working capital which could be allocated to that product category.

The increase in demand for our SSD products is a result of our change in focus and approach to today’s storage challenges. Innovative engineering and superior design of our SSD products have significantly decreased data access times offering greater responsiveness and reliability which has helped these products achieve a broad market acceptance. The engineering focus has primarily been targeted on high-performance enterprise-class SSDs.

Net Revenue — Geographic

Our domestic and international net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, is presented in the table below. Also presented are the related dollar and percentage change in domestic and international net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Net revenue:
United States	$40,349	$17,541
International	73,271	56,253

Total	$113,620	$73,794

Increase:
United States	$22,808
International	17,018

Total increase	$39,826

Percent change:
United States	130%
International	30%
Total percent change	54%

The increase in U.S. net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, was principally due to a 54% growth in SSD product net revenue. This increase was also related to the expansion of our customer base in the Americas.

The increase in International net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, was primarily due to increased demand for products within the Europe, Middle Eastern and African (“EMEA”) markets which realized growth of approximately 27%.

Gross Profit

Our gross profit and gross profit as a percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in gross profit in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Gross profit	$28,431	$14,744
As a percentage of net revenue	25.0%	20.0%
Increase	$13,687
Percent change	93%

The increase in gross profit for the three months ended May 31, 2012, as compared to the corresponding prior year period was primarily due to increased volume and a change in product mix from lower margin memory products in the first quarter of fiscal 2012 to higher margin SSDs as of the first quarter of fiscal 2013. An increased level of direct material purchasing (versus brokers) and the shift towards vertical integration of our proprietary controllers has also resulted in lower material costs in the quarter ended May 31, 2012. Gross profit percentages increased in the three months ended May 31, 2012 compared to the corresponding prior year period due to higher margins associated with successful recent new SSD product introductions.

Research and Development

Our research and development expense and the expense as a percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in research and development expense in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Research and development	$19,281	$4,267
As a percentage of net revenue	17.0%	5.8%
Increase	$15,014
Percent change	352%

The increase in research and development expense in the three months ended May 31, 2012, compared to the corresponding prior year period, include increased engineering project costs of $6.6 million, increased license technology fees, design services, test supplies and other software development costs of $3.3 million, increased salaries and other compensation expense of $4.2 million, increased stock-based compensation expense of $0.4 million and increases in research and development administrative expenses of $0.5 million.

The increased engineering project costs were primarily due to pilot runs and prototype builds associated with the accelerated launch of the Vertex 4 and Agility 4 SATA 3.0 Series SSDs during the three months ended May 31, 2012. Based upon the Everest 2 controller platform, the Vertex 4 series included a release of enhanced firmware improving performance and speed, while the Agility 4 series provided improved compressible and incompressible workload performance. The increase in licensed technology fees and additional software design tools are related to recent as well as future new product introductions expected in fiscal year 2013. These costs of responding to the current market demands with increased technological capabilities and accelerated new product introductions were significant compared to the three months end May 31, 2011.

The increased salaries and other compensation expense in the three months ended May 31, 2012 was primarily due to increased engineering staff of approximately 150 personnel compared to the corresponding prior year period. Of this increase, approximately 55 personnel were the result of acquisitions in England and Israel with approximately 95 personnel added to all locations including England, Israel, Korea, Taiwan, and our corporate headquarters in San Jose, California.

Sales and Marketing

Our sales and marketing expense and the expense as a percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in sales and marketing expense in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Sales and marketing	$13,421	$4,494
As a percentage of net revenue	11.8%	6.1%
Increase	$8,927
Percent change	199%

The increase in sales and marketing expense in the three months ended May 31, 2012, compared to the corresponding prior year period, include increased marketing, advertising and trade show costs of $7.0 million, increased salaries and other compensation expense of $1.3 million, increased direct sales expense including travel of $0.4 million, increased stock-based compensation expense of $0.1 million and increases in general overhead expenses of $0.1 million.

The increase in marketing and advertising costs for the three months ending May 31, 2012, compared to the corresponding prior year period, were incurred to increase market awareness and availability of the numerous new product introductions which occurred in the fourth quarter of fiscal year 2012 as well as in the first quarter of fiscal 2013. Advertising costs include customer based programs which consist of web based advertising and promotional programs, trade show exhibitions and advertising in periodicals. The net revenue increase of approximately 54% for the three months ended May 31, 2012, compared to the corresponding prior year period required increased staffing in both sales and marketing personnel which resulted in increased base and variable compensation.

General, Administrative, and Operations

Our general, administrative, and operations expense and the expense as a percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in general, administrative, and operations expense in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
General, administrative and operations	$8,667	$5,645
As a percentage of net revenue	7.6%	7.7%
Increase	$3,022
Percent change	54%

The increase in general, administrative, and operations expense in the three months ended May 31, 2012, compared to the corresponding prior year period, include increased salaries and other compensation expense of $1.7 million, increased shipping expense of $0.2 million, increased stock-based compensation expense of $0.2 million and increased general overhead of $0.9 million. General overhead increases include corporate legal expenses, accounting and on-going public reporting costs of $0.6 in addition to facilities and supplies expense of $0.3 million.

The increased salaries and other compensation expense in the three months ended May 31, 2012, compared to the corresponding prior year period, are primarily due to increased headcount in our Taiwan manufacturing operations as well as our corporate headquarters. The increase in factory labor requirements and shipping expense is a direct result of the increase in net revenue from May 2011 to May 2012. Corporate legal expenses increased as a result of litigation expenses incurred to defend a purported class action lawsuit related to specifications of SSD performance criteria and an alleged patent infringement claim. We believe the lawsuit and claim have no merit and we will continue to vigorously defend ourselves against these actions.

Acquisition Related Charges

Our acquisition related charges and the expense as a percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in acquisition related charges in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Acquisition related charges	$—	$1,702
As a percentage of net revenue	—%	2.3%
Decrease	$(1,702)
Percent change	(100)%

The decrease in acquisition related charges in the three months ended May 31, 2012, compared to the corresponding prior year period, was due to the acquisition of Indilinx on March 25, 2011. These acquisition costs were primarily advisory, legal and accounting services. No acquisitions occurred during the three months ended May 31, 2012.

Special Inventory Charge

Our special inventory charge and the expense as a percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in special inventory charges in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Special inventory charge	$—	$2,975
As a percentage of net revenue	—%	4.0%
Decrease	$(2,975)
Percent change	(100)%

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

Other expense, net

Our other expense, net and it’s percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in other expense, net, in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Other expense, net	$(103)	$(75)
As a percentage of net revenue	(0.1)%	(0.1)%
Increase	$(28)
Percent change	37%

The increase in other expense, net, in the three months ended May 31, 2012, compared to the corresponding prior year period, was primarily due to increased foreign currency transaction losses.

Interest and Financing Costs

Our interest and financing costs and the expense as a percentage of consolidated net revenue in the three months ended May 31, 2012, compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in interest and financing costs in the three months ended May 31, 2012, compared to the corresponding prior year period.

	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Interest and financing costs	$(229)	$(438)
As a percentage of net revenue	(0.2)%	(0.6)%
Decrease	$209
Percent change	(48)%

The decrease in interest and financing costs in the three months ended May 31, 2012, compared to the corresponding prior year period, was primarily due to lower bank loan interest expense as a result of no bank borrowings outstanding during the three months ended May 31, 2012 as a result of repayments made from proceeds of the February 2012 follow-on stock offering.

Revaluation to Fair Value of Common Stock Warrants

Our income (expense) associated with the revaluation to fair value of common stock warrants, and the income (expense) as a percentage of consolidated net revenue in the three months ended May 31, 2012, as compared with the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage change in income (expense) associated with the revaluation to the fair value of common stock warrant liability in the three months ended May 31, 2012, as compared with the corresponding prior year period.

	0,000,000,000	0,000,000,000
	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Revaluation to fair value of common stock warrants	$7,017	$(4,241)
As a percentage of net revenue	6.2%	(5.7)%
Decrease	$11,258
Percent change	(265)%

The decrease in expense associated with the revaluation of the common stock warrant liability in the three months ended May 31, 2012, compared to the corresponding prior year period, was primarily due to the lower stock price at May 31, 2012 which was used in the revaluation of the liability to its fair value.

Provision for Income Taxes

Our provision for income taxes and the provision as a percentage of consolidated net revenue in the three months ended May 31, 2012, as compared to the corresponding prior year period, are presented in the table below. Also presented are the related dollar and percentage changes in income taxes in the three months ended May 31, 2012, as compared to the corresponding prior year period.

	0,000,000,000	0,000,000,000
	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands, except percentages)
Provision for income taxes	$1	$—
As a percentage of loss before income taxes	—%	—%
Increase	$1
Percent change	—

There was an insignificant provision for income taxes in the first quarter of fiscal year 2013 and no provision in the first quarter of fiscal year 2012 as a result of the net losses incurred in each period.

Liquidity and Capital Resources

	0,000,000,000	0,000,000,000
	Three Months Ended
	May 31, 2012	May 31, 2011
	(In thousands)
Net cash used in operating activities	$(55,948)	$(22,637)
Net cash used in investing activities	(1,692)	(291)
Net cash provided by financing activities	8,550	69,758

As of May 31, 2012, cash and cash equivalents totaled $43.2 million, compared to $92.3 million as of February 29, 2012.

Operating Activities

Cash used in operations in the three months ended May 31, 2012 was $55.9 million, resulting from a net loss of $6.3 million, increased by an aggregate of $3.6 million in non-cash items and increased by an aggregate of $46 million in net changes in assets and liabilities. The significant non-cash items included a $7.0 million credit from the revaluation of stock warrants resulting from a lower stock price as of May 31, 2012. The net change in assets and liabilities was approximately $46 million and resulted primarily from increases in inventory, trade accounts receivable and lower accounts payable. The increase in inventory of approximately $18.1 million is primarily due to the reported and expected higher sales volumes resulting in increased inventory purchases to meet customer demand requirements for recently introduced products, such as the Vertex 4 and Agility 4 SATA 3.0 series SSDs, and future expected products. The increase in accounts receivable of approximately $16.4 million is related to increased revenue which was non-linear within the quarter ending May 31, 2012. Accounts payable decreased by approximately $8.4 million primarily due to the timing of payments to our vendors. Other net changes in assets and liabilities amounted to approximately $3.1 million.

Investing Activities

Net cash used in investing activities was $1.7 million in the three months ended May 31, 2012, resulting from asset purchases of capital equipment and intangibles primarily in Taiwan and the United Kingdom, to facilitate warehouse and increased research and development activities.

Financing Activities

Net cash provided by financing activities was $8.6 million for the three months ended May 31, 2012 and was primarily the result of net proceeds of approximately $8.5 million from the issuance of common stock related to the exercise of the over-allotment option from the follow-on stock offering in February 2012.

Other Factors Affecting Liquidity and Capital Resources

We have historically not generated sufficient cash from operations and have relied upon equity offerings and debt financing such as receivable factoring, bank lines of credit along with increased trade terms from vendors as we have grown.

In February 2011 we signed a new agreement with Silicon Valley Bank (“SVB”) for asset-based financing of up to $25 million (the “New SVB Agreement”), which replaced the previous $10.0 million Loan and Security Agreement (“SVB Agreement”). This new agreement, which was amended and restated in February 2012, expired on May 6, 2012, expanded the $17.5 million debt capability available under the prior joint factoring loan arrangements with SVB and Faunus Group International, Inc. The New SVB Agreement contained financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (our cash and accounts receivable divided by current liabilities). Interest rates ranged between prime + 1.5% to prime +2.5%. There were also provisions for letter of credit sub-limits and various operational reporting, restriction of cash dividends, negative and affirmative covenants with which we must comply.

On May 10, 2012 we signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility to replace the SVB Agreement, which expired on May 6, 2012. As in the SVB Agreement, borrowings under the WFCF facility will be limited to a borrowing base based on our receivables. The WFCF facility has a 5-year term and provides for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions are met. The WFCF facility contains minimum liquidity levels and certain financial covenants if these levels are not met. There are also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contain an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined. We may incur additional debt in the future, subject to certain limitations contained in our debt instruments. As of May 31, 2012, we had no borrowings under the WFCF credit facility.

We expect to experience growth in our working capital requirements as we continue to expand our business. We cannot assure that we will find additional debt or equity financing allowing us to grow. We intend to fund this continued expansion through the combination of cash generated by operations, increased debt borrowings and potential future equity offerings. We anticipate that working capital will constitute a material use of our cash resources.

In February 2012, we consummated a follow-on stock offering pursuant to which we issued 12,000,000 shares of common stock at $9.00 per share. We received approximately $101 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million. On March 13, 2012, the underwriters of the February 2012 follow-on offering partially exercised their over-allotment option to purchase an additional 1,013,991 primary shares. The net proceeds from the over-allotment option exercise were approximately $8.5 million, bringing the total net proceeds from the offering to approximately $109 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We believe that our current cash and cash equivalents, combined with the February 2012 follow-on offering proceeds and the WFCF facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Our long-term future capital requirements and financing needs will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and associated infrastructure and the continuing market acceptance of our products. If the sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

There is no assurance that we will maintain compliance with all covenants of our credit facilities in the future. If we are in violation of covenants in the credit facilities and do not receive a waiver, the lender could choose to accelerate payment effectively causing all outstanding loan balances to become due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the three months ended May 31, 2012 or May 31, 2011.

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

Our significant accounting policies are described in Note 2 to the annual consolidated financial statements as of and for the year ended February 29, 2012, included in our Annual Report on Form 10-K filed with the SEC on May 14, 2012, and the notes to the condensed consolidated financial statements as of and for the three months ended May 31, 2012, included herein. Our most critical accounting policies include the following:

•	Revenue recognition;

•	Advertising agreements;

•	Product warranties;

•	Inventory;

•	Income taxes;

•	Goodwill and other intangibles; and

•	Stock-based compensation.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The adoption of this standard did not have any material financial effect on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (amended further under ASU No. 2011-12 in December 2011). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. The Company adopted two separate, but consecutive statements of net income and other comprehensive income for the fiscal year beginning March 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described in Topic 350 under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have any material financial effect on the Company’s Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Although the functional currency of some of our foreign entities is their local currency, we bill almost all of our sales for our products in U.S. dollars. Accordingly, our results of operations and cash flows are subject to a limited extent to fluctuations due to changes in foreign currency exchange rates. In the event our foreign sales and expenses increase, and we also increase our sales denominated in currencies other than U.S. dollars, our operating results may be more affected by fluctuations in the exchange rates of other currencies. The volatility of applicable rates is dependent on many factors that we cannot forecast with reliable accuracy. At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, because our interest income historically has been negligible and we have no borrowings as of May 31, 2012, we believe that there is no material risk of exposure.

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

During the three months ended May 31, 2012, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of OCZ’s SSDs sold after January 1, 2011 did not meet certain performance criteria and as a result OCZ engaged in certain deceptive practices and violated various laws. Among other things, the suit seeks unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement, and injunctive and other equitable relief. On May 18, 2011, OCZ filed a Motion to Dismiss Plaintiff’s Complaint, or alternatively, to Strike Certain Allegations. The Motion was granted in part and denied in part on October 4, 2011. On November 18, 2011, plaintiff filed an amended complaint and, on December 20, 2011, the Company again filed a Motion to Dismiss or Alternatively to Strike Certain Allegations. The Motion was granted in part and denied in part on June 6, 2012. The June 6, 2012 ruling limited plaintiff’s claims to the single product he purchased. Additionally, plaintiffs were given leave to file a second amended complaint, which will be due on or by June 28, 2012, but no such filing was made. A class certification hearing is tentatively set for late 2012 (assuming the plaintiff moves for certification and depending upon when the plaintiff does so); as of June 25, 2012, plaintiff has not so moved. A trial date of May 28, 2013 has been set. As of May 31, 2012, the Company has not recognized this contingency within the financial statements presented as OCZ believes the complaint has no merit and OCZ intends to vigorously defend itself against this litigation.

On September 7, 2011 a complaint for patent infringement was filed by Solid State Storage Solutions, Inc. in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. The Company filed its answer denying plaintiff’s infringement allegations and asserting six affirmative defenses on December 23, 2011. The plaintiff seeks an injunction and unspecified damages, special damages, interest and compulsory royalty payments. The Company filed a motion to sever plaintiff’s case against it and to transfer the case to the United States District Court for the Northern District of California. That motion is pending. The case is now in the discovery phase with trial scheduled to begin on July 1, 2013. As of May 31, 2012, the Company has not recognized this contingency within the financial statements presented as the Company believes the complaint has no merit and intends to vigorously defend itself in this litigation.

ITEM 1A. RISK FACTORS

The Company did not have any material changes in risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on May 14, 2012. The reader should review the Company’s Annual Report in addition to the information provided elsewhere in this quarterly report as it relates to Risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.47	Credit Agreement dated May 10, 2012 by and among OCZ Technology Group, Inc. and Wells Fargo Capital Finance, LLC.

10.48	Guaranty and Security Agreement dated May 10, 2012 by and among OCZ Technology Group, Inc. and Wells Fargo Capital Finance, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets as of May 31, 2012 and February 29, 2012, Condensed Consolidated Statements of Operations for the three months ended May 31, 2012 and 2011, Condensed Consolidated Statement of Comprehensive Loss for the three months ended May 31, 2012 and 2011, Condensed Consolidated Statement of Cash Flows for the three months ended May 31, 2012 and 2011, and Notes to the Condensed Consolidated Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on July 10, 2012.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ryan M. Petersen
Ryan M. Petersen
President and Chief Executive Officer

By:	/s/ Arthur F. Knapp, Jr.
Arthur F. Knapp, Jr.
Chief Financial Officer