Form 10-K
period 2013-02-28
OCZ TECHNOLOGY GROUP INC
filed 2013-10-07
CIK 1355128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-34650

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based upon the closing sales price of the Common Stock on The Nasdaq Capital Market on August 31, 2012, the aggregate market value of the voting Common Stock held by non-affiliates of the Registrant was $367.0 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons are deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 68,207,166 as of September 30, 2013.

OCZ TECHNOLOGY GROUP, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act” ) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly, our expectations regarding results of operations, our ability to expand our market penetration, our ability to expand our distribution channels, customer acceptance of our products, our ability to meet the expectations of our customers, product demand and revenue, cash flows, product gross margins, our expectations to continue to develop new products and enhance existing products, our expectations regarding the amount of our research and development expenses, our expectations relating to our selling, general and administrative expenses, our efforts to achieve additional operating efficiencies and to review and improve our business systems and cost structure, our expectations to continue investing in technology, resources and infrastructure, our expectations concerning the availability of products from suppliers and contract manufacturers, anticipated product costs and sales prices, our expectations that we have sufficient capital to meet our requirements for at least the next twelve months, and our expectations regarding materials and inventory management. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled Risk Factors identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-K and other filings we have made with the Securities and Exchange Commission. More information about potential factors that could affect our business and financial results is set forth under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended February 28, 2013 includes the restatements of our audited consolidated financial statements, the notes thereto and related disclosures for the years ended February 28/29, 2012 and 2011, as well as our selected financial data included in Item 6 for the years ended February 28/29 2010, 2009 and 2008, and our condensed consolidated interim financial statements for the quarterly periods through May 31, 2012. We have elected not to file separate Quarterly Reports on Form 10-Q for the quarters ended August 31, 2012 and November 30, 2012, separate amended Quarterly Reports on Form 10-Q for the quarters ended May 31, 2011, August 31, 2011, November 30, 2011, May 31, 2010, August 31, 2010 and November 30, 2010, and separate amended Annual Reports on Form 10-K for the years ended February 28/29, 2012, 2011 and 2010, and instead have incorporated the information which would have otherwise appeared in such reports into this Annual Report on Form 10-K for the year ended February 28, 2013. We are concurrently filing our delinquent quarterly report on Form 10-Q for the quarter ended May 31, 2013, which includes restated condensed consolidated quarterly financial statements for the periods referenced above.

In August 2012, the Audit Committee of our Board of Directors commenced an internal investigation principally related to our timing of revenue recognition, the classification of certain customer incentive costs and the level of reserves for product returns. In October 2012, the Audit Committee engaged a legal firm to lead an independent investigation into certain accounting practices. In turn, the independent legal firm engaged a forensic accounting firm to provide consulting services in connection with the independent investigation, and during the investigation, special counsel was engaged to investigate compliance with the Foreign Corrupt Practices Act (“FCPA”). The scope of the independent investigation was determined by the Audit Committee and its legal and accounting advisors. As a result of the internal assessment and the evaluation of the substance of information obtained during the independent investigation (collectively, the “Investigation”), we concluded that errors had been made in our previously-issued consolidated financial statements pertaining to: 1) recording accruals for customer incentive program credits, (“CIP Credits”) 2) the misclassification of certain CIP Credits, 3) the recognition of revenue in advance of all revenue recognition criteria being met, 4) recording accruals for estimated product returns, and 5) the timing of write-downs of excess inventories to net realizable value. These errors principally related to the year ended February 29, 2012 and the quarter ended May 31, 2012. In addition to these errors, in the course of our restatement work, we identified several additional errors, including errors in the capitalization of certain manufacturing and freight costs, the classification of costs and expenses in our consolidated statements of operations and the recording of inventory reserves, warranty accruals, shipping cutoff transactions and income tax liabilities. Also, based upon the above errors and the related control weaknesses, we reassessed the carrying amount of goodwill and determined that an impairment should be recorded as of February 29, 2012. For a more detailed description of these issues, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Part II – Item 9A Controls and Procedures, below.

Based upon the results of the Investigation and as a result of these additional errors, our consolidated financial statements as of and for the fiscal years ended February 28/29, 2012 and 2011, as well as the nine interim quarterly periods ended May 31, 2012, are being restated. These adjustments are further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Management has evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2013 and the effectiveness of our internal control over financial reporting as of February 28, 2013. As a result, we have determined that material weaknesses in our internal controls existed as of February 28, 2013. For a description of the material weaknesses in internal control over financial reporting and our actions and plans to remediate those material weaknesses, see Part II – Item 9A Controls and Procedures.

PART I

ITEM 1.	BUSINESS

General

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002 and is a global leader in the design, manufacturing, and distribution of high-performance solid-state storage solutions and premium computer components. Offering a complete spectrum of solid-state drives (“SSDs”), OCZ provides SSDs in a variety of form factors and interfaces (i.e. PCIe, SAS and SATA) to address a wide range of client and enterprise applications. Having developed firmware and controller platforms, leading edge solid state drives in a wide spectrum of interfaces, and virtualization acceleration software for the enterprise, OCZ delivers vertically integrated solutions enabling transformational approaches to how digital data is captured, stored, accessed, analyzed and leveraged by customers. In addition to SSD technology, OCZ offers a complete range of consumer and industrial grade power management products.

Overview

Historically, we had focused on developing, manufacturing, and selling high-performance DRAM memory modules and flash drives to computing enthusiasts through catalog and online retail channels. As the growth in the market for SSDs began to accelerate over the last several years, we have evolved from offering high performance DRAM memory modules to serve the emerging SSD market as our primary focus. Our strong foundation in memory technology provided a solid research and development platform and natural transition to develop our SSD capabilities given the technological similarities between these product categories. We have enhanced our SSD capabilities through three acquisitions during fiscal 2012: (i) Indilinx Co., Ltd. (“Indilinx”), a leading fabless provider of flash controller silicon and software for SSDs, (ii) the UK Design Team of PLX Technology, Inc., a developer of system-on-chip solutions, and (iii) Sanrad Inc. (“Sanrad”), a privately-held provider of flash caching and virtualization software and hardware. The acquisitions of Indilinx and the UK Design Team, have enhanced our capabilities in firmware and controller technology, as well as development and commercialization of fully-integrated SSD products. The acquisition of Sanrad, provides software-defined storage technology that we believe will allow us to increase data center performance and efficiency by putting more virtual machines, or VMs, on a server without slowing down the VM’s ability to access stored data.

We have built a diverse and extensive distribution network reaching a wide range of customers in approximately 60 countries. We sell our SSD solutions directly to enterprise end-customers and original equipment manufacturers (“OEMs”) through a direct sales force or through a channel of systems integrators, information technology (“IT”) integrators, and fulfillment and retail distributors, including online retailers focused on technology.

As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses and negative cash flows from operating activities since inception through February 28, 2013. In addition, we have an accumulated deficit of over $300 million as of February 28, 2013. Through February 28, 2013, we have not generated sufficient cash from operations and have relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance our operations. Accordingly, we need to secure one or more additional financings to fund our near-term operations, and such financings may not be available on acceptable terms or at all. These matters raise substantial doubt about our ability to continue as a going concern.

On August 13, 2013, we announced that we had retained Deustche Bank Securities Inc. to assist the Board of Directors in evaluating various strategic alternatives available to the Company.

Industry Background

Solid State Drives

The worldwide market for SSDs continues to grow and is increasingly accepted as a mainstream storage device across broad market segments. The need for data storage has continued to grow rapidly in recent years due to the growth in volume of data produced and shared, as well as the increase in computing, networking and cloud architectures. Emergent technologies such as virtualization and cloud computing have placed new demands on storage infrastructures and necessitated a re-architecture of traditional storage solutions. Furthermore, enterprises are increasingly dependent on the collection, reporting and analysis of data to efficiently run their businesses, which has driven the need for higher performing and more reliable data storage devices. Finally, the rapid growth in the number of devices that produce and utilize data across both enterprise and client markets has also increased the need for faster access to information.

SSDs have rapidly gained market acceptance in a brief period of time; these markets had been dominated by traditional mechanical hard disk drives, or HDDs. SSD technology is a faster, more durable, reliable, and energy efficient alternative to HDDs. As the benefits of deploying SSDs increase and outweigh the lower up-front cost benefits of HDDs, many segments of the market have rapidly shifted to adopt SSD technology. Historically, cost effectiveness on a per-gigabyte basis limited the adoption of SSDs across all market segments. SSD manufacturers have increasingly incorporated the use of Multi-Level Cell (“MLC”) and Enterprise Multi-Level Cell (“eMLC”) NAND flash memory, which has allowed manufacturers to lower their total bill of materials, thereby enabling SSDs to be priced competitively with HDDs on a total cost of ownership basis. In addition, SSDs require less power to operate and generate less heat than that of conventional HDDs, resulting in decreased power consumption specifically in data centers, which reduces operating costs significantly for data center operators.

SSDs are being deployed in increasing numbers throughout virtual data centers providing the benefits of increased performance and reduced total cost of ownership (TCO). In terms of I/O access, one host-based flash SSD can deliver random input/output operations per second (IOPS) comparable to thousands of HDDs. When deployed with caching and virtualization software, these SSDs provide accelerated data access and an immediate performance boost of business-critical applications.

SSDs are able to be built in denser smaller form factors and are also now being utilized in an increasing number of mobile devices including tablets and new thin chassis notebook PCs which require faster boot ups and a more responsive computing experience by consumers. Because SSDs have no moving parts and are more durable, the technology is ideally suited for applications ranging from automotive to aviation where high reliability and resistance to shock, vibration and temperature are all required. As the price per gigabyte of SSDs continues to decline and relative performance continues to improve, SSD adoption is expected to continue to accelerate.

Technological advancements and evolutionary trends have catalyzed the market adoption of SSDs. The major technological advancements have included:

•

Advancement of MLC technology—MLC, is a memory element capable of using multiple levels of a cell to store information, as opposed to SLC, or single-level cell memory. The use of multiple levels of a cell increases total usable capacity and decreases latency when accessing stored data. One of the primary benefits of MLC flash memory is the lower cost per unit of storage due to the higher data density which reduces the total cost of the solid state drive.

•

Introduction of sophisticated tiering software—Tiering software has added intelligence to the datacenter and storage stack, allowing applications to automatically recognize and differentiate frequently used data from less frequently used data. Tiering allows for frequently used data to be directed towards SSDs, where rapid access is a principal requirement. This allows users to retrieve data and run applications with the lowest possible latency by leveraging the improved performance of SSDs to manage mission-critical functions from booting to launching apps, while infrequently accessed or archived items are stored on traditional rotational media.

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

•

Broadened mix of interface technologies—The broadened range of interfaces compatible with SSDs has increased adoption, particularly in the enterprise market. Common interfaces such as PCIe, SATA and SAS are expected to dominate enterprise SSD deployment in the future. PCIe is expected to continue to grow rapidly in both the server and datacenter storage markets due to the availability of slots with this existing interface as well as the greater bandwidth and density that is achievable with these drives.

Power Supply Units

Power supply units (“PSU”) are the main source of conversion between main alternating current and the direct current used by computers and other electronic devices. As modern electronics, computers, servers and workstations become more complicated, the increased power handling and efficiency of AC/DC conversion become paramount. As processing power increases and productivity software and gaming places higher demands on components more users are leveraging multi-GPU configurations, this requires higher output from power supplies. As energy costs have risen, so has the demand for more efficient power supplies. Higher efficiency power supplies utilize higher grade components to waste less power and generate less heat and will qualify for the industry standard “80 Plus” certification. Key drivers in the power supply unit industry are the release of new PCs and industry standards, as well as growing regulatory requirements in the European Union, North America and Japan for power consumption.

Our Product Groups

OCZ operates its business in one reportable segment comprised of two product groups of SSD storage and then power supplies, memory processing, and other. We discontinued our DRAM memory products as of February 28, 2011. The following table summarizes our revenue by product group (in thousands):

	Years Ended February 28/29
	2013	2012	2011
		Restated	Restated
Net revenue by product group:
SSD	$311,043	$285,644	$121,441
Power supplies, memory, other	22,921	24,516	59,187

Net revenue	$333,964	$310,160	$180,628

OCZ’s SSD product group includes Solid State Drives for both client and enterprise, related Software Solutions and standalone semiconductor-based Controller products.

Solid State Drives

OCZ’s SSD products are primarily used in PCs, servers, data storage systems and industrial equipment that require increased performance, power efficiency, and reliability. Our SSD products can be integrated with storage systems and servers through various standard interfaces. Given the ubiquity of the HDD interfaces in the storage industry, these SSDs provide scalability, flexibility, and ease of integration into existing storage systems and infrastructures. We support all of the most popular, fastest-growing interfaces:

•

PCI Express (PCIe)—We offer PCIe interface for the enterprise and client markets as PCIe has the least amount of latency, while maintaining high bandwidth, and maximum performance between the host and the solid state memory. PCIe SSDs can also be built with a variety of form factors allowing for drives with very large densities. These drives can also be paired with our enterprise software products to become complete enterprise storage solutions.

•

Serial Attached SCSI (SAS)—We offer the SAS interface primarily for enterprise server and storage customers as SAS is one of the fastest growing interfaces in the SSD market and is a drop-in replacement for existing SAS-based HDDs. SAS remains dominant in markets where enhanced reliability and redundancy is required.

•

Serial ATA (SATA)—We offer the SATA interface across all of our markets as SATA provides the optimum level of performance and reliability and can be deployed in everything from ultra-thin notebooks and workstations to racks within the datacenter. Enterprise class SATA SSDs are preferred in markets such as Cloud Computing where the added features of a SAS product don’t factor into the overall TCO equation at the customer.

OCZ’s client products are targeted for a broad array of consumer devices ranging from portable computers to high performance workstations and offers advantages over traditional hard disk drives in terms of performance, reduced heat, and in the case of portable units, battery life. Our primary client product families include:

•

RevoDrive 3 Series SSDs are bootable and feature high-speed PCI Express architecture which increases bandwidth and helps eliminate the SATA bottleneck. The RevoDrive has a robust feature set including TRIM support, intelligent SMART reporting and system level software updating for an enhanced user experience. The PCIe-based RevoDrive 3 delivers up to 1.5GB/s of bandwidth and 230,000 4KB random write IOPS making this an ideal SSD for high-performance applications, multimedia, and workstations.

•

Vector SATA III-based SSD Series features our proprietary Barefoot 3 controller and provides exceptional input/output operations per second (IOPS) performance. This SSD series provides faster file transfers and boot-ups, and a quicker, more responsive storage experience. The Vector SSD Series is available in 128GB, 256GB and 512GB capacities and its ultra-slim, 7mm housing supports a wide spectrum of computers including the latest thin form factor notebooks. The Vector family currently offers up to 100,000 IOPS for 4KB random write and is designed for high performance computing, gaming and workstation applications.

•

Vertex 450 SATA III-based SSD Series features our proprietary Barefoot 3 M10 controller and addresses the needs of high-end client applications. Replacing the 25nm-based Vertex 4, the new Vertex 450 uses NAND flash based on the state-of-the-art 20nm process geometry to deliver superior, cost-effective solid state storage and features. The Vertex 450 provides bandwidth of up to 540MB/s read, 530MB/s write, and 4K random write performance of up to 90,000 IOPS, accelerating gaming, content creation, and multimedia applications, while driving an improved overall computing experience.

•

Vertex 3.20 SATA III-based SSD Series that was the first OCZ drive built around smaller 20nm NAND flash process geometry. The Vertex 3.20 SSD delivers exceptional performance of synchronous 20nm NAND flash supporting read bandwidth up to 550MB/s, write bandwidth up to 520MB/s, random read performance up to 35,000 input/output operations per second (IOPS), and random write performance up to 65,000 IOPS. It is also optimized to provide excellent endurance and reliability coupled with power efficiency.

OCZ’s enterprise products address the performance, capacity, reliability, endurance, and security needs for integration into the latest storage appliances, data centers, and servers, reducing the data bottlenecks and operating footprint inherent to hard drive arrays. OCZ’s flash storage products are specifically designed to optimize productivity and throughput and address cloud computing, data-center, SMB and storage area network applications. Our primary enterprise products include:

•

Deneva 2 SATA SSDs are designed and manufactured to solve today’s enterprise storage challenges and address the limitations hard drive technology imposes on IT infrastructures. The Deneva 2 Series delivers performance while meeting the stringent reliability, security, and economical needs of enterprise storage environments including cloud storage, web-serving, and data warehousing. Deneva 2 maximizes IOPS per dollar enabling increased data throughput with lower power consumption and a smaller operating footprint. The Deneva 2 series is designed with enhanced reliability features including data fail recovery and strong error correction for enhanced data integrity. It is also available in a wide array of configurations leveraging multiple NAND types including MLC, eMLC, and SLC to address the complete spectrum of enterprise applications.

•

Talos 2 SAS Series is a 6Gbit dual ported active/active SAS solution that is designed to deliver high performance, reliability and enterprise features to meet the demands of today’s I/O-intensive applications and is an easy to deploy drop in solution for existing SAS HDD based infrastructures. Available in storage capacities up to 1TB these high capacity drives can also be utilized in a storage tiering model at Tier 0 or 1 to address hot data while cheaper HDDs can still be leveraged for cold or archive data. Talos 2 SAS drives deliver superior mixed-workload performance for increased throughput of 54,000 IOPS 4K random (75% read; 25% write) and also offer power loss protection and drive level recovery for superior reliability in mission critical applications

•

Z-Drive R4 PCIe flash-based cards provide compact, power-efficient solid-state storage that delivers fast and reliable access to data without burdening host CPU or memory resources. The cards are available in full height and half height. The Z-Drive R4 merges the best feature sets of both the pure hardware and pure software based approaches to data management. Designed and manufactured for a wide range of enterprise environments including cloud computing and data centers, the Z-Drive R4 provides excellent performance, flexibility, durability and enhanced reliability, allowing data centers to utilize a PCIe-based SSD as their primary tier one storage solution. Additionally, the Z-Drive R4’s level of concentrated performance enables system architects to design more productive infrastructures while lowering operating costs associated with hard drive technology and because the drive integrates seamlessly with servers at the system bus and kernel level it creates a new flash memory tier (Tier 0) and dramatically increases throughput and application performance all while slashing capital and operating costs. The Z-Drive R4 features complete power fail protection and drive level recovery and delivers up to 2,800MB/s sequential read and write and up to 410,000 IOPS 4K random writes.

Software and Solutions

With its XL Software and Solutions product line, OCZ offers a suite of products that enable software defined flash delivery to the data center. To effectively accelerate data center applications, the data on SSD flash must be quickly accessible both locally and over the network and relevant to the needs of the enterprise application. Caching, virtualization and other techniques are required to assure data relevancy and high availability while delivering accelerated performance. By combining enterprise-class flash-based storage with enterprise flash caching and virtualization software the XL suite provides the basic ingredients of a successful enterprise flash implementation.

•

VXL Software maximizes performance of virtualized server environments by combining advanced application-optimized caching with dynamic allocation of on-host flash. In conjunction with an OCZ PCIe solid state drives, VXL enables intelligent and efficient on-demand distribution of flash between Virtual Machines (VMs) based on need. VXL virtualizes OCZ PCIe SSD flash and presents it as network-available storage volumes and caching resources. With essential features such as High Availability (HA) and end-to-end Fault Tolerance (FT), VXL provides superior application performance and access, with or without a back-end SAN or storage appliance.

•

ZD-XL SQL Accelerator utilizes OCZ PCIe solid state drive hardware and enterprise software to deliver a seamless easy to deploy plug-and-play flash acceleration solution optimized for SQL Server deployments. It represents the convergence of enterprise hardware and software as one tightly integrated, optimized solution ensuring that appropriate and readily available data is on SSD flash when a SQL Server needs it. Plugging seamlessly into existing or new SQL Server installations, ZD-XL provides on-host application-optimized flash caching for SAN or DAS DB volumes, optimized flash volumes for tempdb, advanced cache warm-up analysis, and best practice deployment wizards.

•

WXL Software is a caching solution for Windows Server based Physical Servers and Hyper-V based Virtual environments, which transforms these computing environments by providing application optimize, low latency, high performance storage access for key enterprise data. Using OCZ’s direct pass caching technology, an advanced policy mechanism utilizing out of band cache statistics processing, WXL avoids any data-path processing penalty while selectively caching data and significantly boosting application performance.

•

StoragePro XL Central Management is an enterprise SSD management application that provides IT managers with a cross-platform view of their enterprise flash resources for unified central management and monitoring. Featuring Linux and Windows OS integration and an easy-to-use web-based centralized GUI (graphical user interface), IT managers are provided details on drive health and caching efficiency as well have the capability to perform remote maintenance. Tightly integrated with OCZ’s acceleration software, StoragePro XL further enables managing and monitoring the utilization of OCZ’s Solid State Drives as an acceleration cache resource through the central application of optimized caching policies.

Controllers

Our original products were comprised of advanced solid state drive controllers, SSD reference designs, and software, which enabled the rapid development and deployment of high performance solid state drives. OCZ’s current NAND flash controllers are designed from ground up for internal use in our finished goods SSD products. The design of these controllers and their corresponding firmware development is a result of coordination of our global technical teams. OCZ’s controllers are designed to meet the needs of demanding applications with a priority on performance and reliability.

•

Barefoot3 is a 6Gbit/s SATA SSD controller designed in our UK research and development (“R&D”) center, and is the backbone of our award winning Vector line of SSDs. Barefoot3’s unique architecture and IP allow for best in class performance not only when the SSD is new, but over a sustained period of time as well. High sequential speeds and the combination of performance in various workloads makes the Barefoot3 controller ideal for the OCZ Vector SSD Series which addresses the demanding requirements of the gaming, content creation and workstation markets.

•

Barefoot3 M10 is a derivative of the original Barefoot3controller and is the heart of the mainstream Vertex 450 SSD series which is optimized to accelerating gaming, drive productivity applications, and enable multimedia software to run at their peak performance without limitations on storage I/O.

Power Supplies

We design and develop power supplies that power PCs and industrial devices while maintaining interoperability with other system components, adhering to industry standards and increasing output efficiency through superior design. Our power supplies are designed to be easy to integrate and operate under more demanding internal conditions with stricter load regulation than is required under normal circumstances. Power supplies are sold under both the OCZ and PC Power & Cooling brands, and are able to address a wide range of computing applications.

•

High Wattage Power Supplies —We currently offer high wattage power supplies with density up to 1200 watts, featuring 50° C operation, 80%+ efficiency and 1% load regulation, in multiple formats. The target applications are OEM application servers, workstations, storage area networks, and high performance computing.

•

Low-Noise Power Supplies—We currently offer low noise power supplies with density up to 750 watts, featuring low audible noise. The target applications are PCs and video/audio workstations, and home theater PCs.

•

Modular PSUs—We currently offer modular PSUs with density up to 1000 watts, featuring removable reconfigurable cables. The target applications are end-user upgrades, overclocking and case modding, gaming computers and home theater PCs.

•

High-Efficiency PSUs—We currently offer high-efficiency PSUs with density up to 1000 watts that are green friendly with 80% plus Bronze, Silver, Gold, and Platinum efficiency. The target applications are end-user upgrades, gaming computers and home theater PCs.

The OCZ Solution

We believe our primary competitive advantages arise from our internal research and development expertise and the expertise to develop differentiated solutions for our customers. This has enabled us to incorporate advanced functionality and capabilities and to develop and commercialize products that are optimized for our customers’ requirements quickly and efficiently. Our solutions offer key benefits to our customers including:

•

Superior performance – Our solid state drive hardware and firmware incorporate proprietary technology and design to deliver superior sequential performance and overall IOPS for a wide range of client and enterprise applications

•

Compelling value proposition versus legacy HDDs – Our broad array of SSD products provides performance advantages when compared to HDDs, and our incorporation of MLC-based technology and the latest NAND lithography increases our ability to compete on price as well. Our SATA III SSDs are innovatively engineered to deliver industry-leading file transfer rates and superior system responsiveness, all while providing a more durable, reliable, and energy efficient storage solution compared to traditional hard drives.

•	Offer all interfaces – Unlike many competitors, OCZ is a one stop source

•

Vertically integrated commercialized controller technology – We believe ownership of proprietary controller technology enables us to produce all of the elements of performance and feature differentiation outside of the NAND flash development. This includes our controller firmware which we believe allows us to tailor our SSDs for specific end markets to deliver superior functionality and performance.

•

Offer maximized performance with hardware, controller, and software technology – silicon expertise to design in-house controllers, the firmware expertise to address the latest NAND types, and enterprise-based application software expertise to deliver total storage solutions for the enterprise

•

Improved performance via software-defined storage—We believe our flash caching and virtualization software and hardware will enable us to increase datacenter performance and efficiency and address the enterprise market with a total solution which includes PCIe SSDs like the Z-Drive Series and the VXL software. VXL flash caching and storage virtualization software distributes flash caching resources on demand across virtual machines (VMs), maximizing the full potential of virtualization by dissolving SAN bottlenecks which normally result from the use of traditional HDD storage. Our virtualization software and solutions are designed to run in the world’s #1 virtualization platform, VMware, to allow enterprises to realize the benefit of a single unified virtualized environment.

•	Ease of use / wizards / software managers that make the installation of solid state solutions much easier for IT Architects and Managers

Rapid Time to Market

We strive to reduce the design and development time required to incorporate the latest technologies and to deliver the next generation of products and solutions. Our in-house design competencies and control of the design of many of the pieces used within our component solutions enable us to rapidly develop, build and launch products utilizing the latest NAND components.

Customers

For our fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011, our ten largest customers accounted for 49%, 40% and 50% of net revenue, respectively. For fiscal 2013 and fiscal 2012, no customer accounted for more than 10% of our net revenue, and in fiscal 2011, one customer accounted for 17% of our net revenue.

Customer Service

We seek to build brand loyalty by offering competitive product warranties, comprehensive return and replacement policies and accessible technical support. Members of our consumer customer service staff have technical expertise which we believe supports us in maintaining our reputation for technical expertise and attentive customer care. From deciding which product is most ideal for the customer’s system or application, walking customers through installation and setup, or troubleshooting and RMA service, the in-house consumer support team is committed to delivering exceptional service and tech support. In addition to a support call center OCZ also offers 24/7 support on our global support forum which is staffed by employees that provide individual and community support in local languages.

Enterprise customers receive support from a dedicated enterprise technical solutions support team that is certified in all the leading platforms and provides customers with direct access to experts with broad technical experience and engineering knowledge. OCZ recognizes the importance of ensuring mission-critical applications maintain peak performance around-the-clock and also offers a variety of support plans to provide enterprise customers with the support they need, when they need it.

Strategic Relationships

We have engineering and marketing relationships with general partners, certain motherboard manufacturers, integrated circuit manufacturers and chipset/platform providers such as Areca, ASRock, ASUS, ATTO, EVGA, Gigabyte Technology, Marvell Technology Group Ltd, LSI Corporation, Micron Technology Incorporated, MSI Computer Corporation, NVIDIA Corporation and Toshiba Corporation. We believe that these relationships enable us to respond to changing customer needs to develop products which are compatible with multiple platforms as well as being designed to obtain optimum performance from a specific product or platform.

Suppliers

Typically, NAND flash represents a significant majority of our component costs for our SSD products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products.

From time to time, our industry experiences shortages which have resulted in foundries putting their customers, ourselves included, on component allocation. We have no long-term supply contracts and our suppliers may not supply the quantities of components we may need to meet our production goals. Micron, Toshiba and Intel currently supply substantially all of the NAND flash used in our SSD products. We also purchase numerous other components for our SSDs that are readily available in the market.

Manufacturing

Our SSD products are assembled and tested in our manufacturing facility in Taiwan. This facility has achieved International Organization for Standardization (“ISO”) ISO 9001:2008 certification. We also use other contract-manufacturing suppliers in both the United States and Taiwan to support both our SSD and power supply business. In order to maintain OCZs high quality standards all SSD products are tested at our facilities regardless of assembly location.

We do not own or operate semiconductor fabrication or packaging facilities to support our vertical integration of semiconductor-based controllers and OCZ branded Flash. We currently outsource our semiconductor wafer manufacturing and IC packaging/solutions.

Research and Development

We believe that the timely development of new products is essential to maintaining our competitive position. Our research and development activities are focused primarily on new SSD based system solutions, comprising high-speed SSDs, controller silicon and firmware, and Software Storage Acceleration Applications and driver suites. Furthermore we develop new power supplies and invest in ongoing improvement in manufacturing processes and technologies and continual improvement in test routines and software. We plan to continue to devote research and development efforts to the design of new products which address the requirements of our target markets.

Our engineering staff continually explores practical applications of new technologies, works closely with our customers and provides services throughout the product life cycle, including full eco-system architecture definition, silicon, firmware and software design, component selection, schematic design, layout, manufacturing and test engineering. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards. An important aspect of our research and development effort is to understand the challenges presented by our customers’ requirements and satisfy them by utilizing our industry knowledge, proprietary technologies and technical expertise.

Our research and development expenses totaled approximately $40.1 million, $31.6 million and $5.5 million in the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011, respectively.

Intellectual Property

We protect our intellectual property through a variety of measures, including trade secrets, non-disclosure agreements, trademarks, copyrights and patents. Currently, we have 26 patents issued in the United States, with five applications allowed and awaiting formal issue, along with 49 pending US utility applications. In addition, we have 14 international patents issued in Korea, one in Europe and one in Taiwan. Several of the pending US applications have received favorable office actions requiring relatively minor amendments. We are further aggressively expanding our intellectual property portfolio by continuously filing new patent applications. We maintain our patents and trademarks as part of our intellectual property to extend the durations as necessary to achieve our business goals.

Competition

We conduct business in markets characterized by intense competition, rapid technological change, constant price pressures and evolving industry standards. We compete against global technology vendors such as Intel Corporation and Samsung Electronics Co., Ltd. Our primary competitors in the SSD industry include Fusion-io, Inc., Intel Corporation, SanDisk Corporation, Micron Technology, Inc. (Crucial), SMART Storage Systems., and STEC, Inc. Our primary competitors in the specialized power supply chassis and cooling manufacturing industry include Antec, Inc., Thermaltake Technology Inc. USA and Corsair Microsystems. We currently compete or may compete with, among others, EMC Corporation Hitachi, Ltd., Seagate Technology, Toshiba, and Western Digital. Our flash caching and virtualization software and hardware primarily competes with products from suppliers of software-hardware solutions, including Fusion-io and other software-hardware solutions being developed by privately held companies.

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

Employees

As of our fiscal year ended February 28, 2013, we employed 597 regular employees, of which 271 were in general and administration (including operations, finance, administration, human resources and information technology), 241 were in research and development, and 85 were in sales and marketing. Approximately 382 employees are located outside the United States, principally in Taiwan, United Kingdom, Netherlands, and Israel. Our employees are not represented by any collective bargaining agreements. We have never experienced a work stoppage and believe that our employee relations are good.

Environmental Matters

Our business involves purchasing finished goods as components from different vendors and then integration of these components into system level finished products of our own design at our facilities. Accordingly, we are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements. Our operations and properties, however, are subject to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products. For example, our products may be subject to the European Union’s Directive 2011/65/EU on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment, Directive 2012/19/EU on Waste Electrical and Electronic Equipment, and European REACH Regulation No. 1907/2006 for Registration Evaluation, Authorization and Restrictions of Chemicals.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge on our website (www.ocztechnology.com under the “Investor Relations – Regulatory Info – SEC Filings” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “ SEC” ). The contents of our web site are not intended to be incorporated by reference into this report or in any other report or document we file or furnish, and any references to our web site are intended to be textual references only.

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

Risks Related to Our Restatements

We face risks related to the ongoing SEC investigation.

On November 15, 2012, the Securities and Exchange Commission (“SEC”) informed us that it is conducting an investigation of us. In connection with this investigation, we have received subpoenas requesting that we produce certain documents relating to, among other things, our historical financial statements. We are cooperating fully with the SEC’s investigation. The investigation has resulted and could continue to result in considerable legal expenses, divert management’s attention from other business concerns, and harm our business. The amount of time needed to resolve the investigation is uncertain, and we cannot predict the outcome of this investigation or whether we will face additional government inquiries or other actions. If the SEC were to file an action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies, which could have a material adverse effect on our financial condition, business, results of operations, and cash flow. The filing of our restated financial statements to correct the discovered accounting errors will not resolve the SEC investigation. Further, the resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing SEC investigation and any future government inquiries, investigations, or actions.

OCZ Technology, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of, or related to, our restatements of the consolidated financial statements and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations, and cash flows to suffer.

A number of shareholder lawsuits, both class action and derivative, have been filed against us and certain of our current and former officers and directors, as detailed more fully in Item 3, Legal Proceedings. The first purported securities class action lawsuit was filed on October 11, 2012 in the United States District Court for the Northern District of California (Case No. C 12-05265-RS) against us, our former Chief Executive Officer, and our former Chief Financial Officer. Between October 12, 2012 and November 6, 2012, a number of similar putative class action lawsuits were filed in the United States District Court for the Northern District of California against the same defendants. The shareholder class action lawsuits have been consolidated as In re OCZ Technology Group, Inc. Securities Litigation, Case No. C-12-05265-RS. The consolidated amended class action complaint asserts claims for alleged violations of the federal securities laws and seeks unspecified money damages and other relief on behalf of a putative class of persons who purchased or otherwise acquired OCZ common stock and/or call options between July 6, 2011 and January 22, 2013. The parties have reached an agreement in principle to settle the consolidated class action. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the Court.

Between October 29, 2012 and December 14, 2012, three shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. We are named as a nominal defendant. The federal derivative lawsuits have been consolidated as In re OCZ Technology Group, Inc. Shareholder Derivative Litigation, Master File No. C-12-05556-RS (the “Federal Derivative Action”), and a consolidated complaint was filed on February 13, 2013. The consolidated derivative complaint asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and generally alleges that the defendants misrepresented and/or failed to disclose material information regarding our business and financial results and failed to maintain adequate internal and financial controls. The consolidated complaint seeks unspecified monetary damages, equitable and/or injunctive relief, restitution, disgorgement, attorneys’ fees and costs, and other relief. In May 2013, the parties reached a settlement in principle of the Federal Derivative Action. The settlement is subject to court approval. There can be no assurance that the settlement will be approved by the Court.

Three shareholder derivative lawsuits also were filed in Santa Clara County Superior Court against certain of our current and former officers and directors (the “State Derivative Actions”). We are named as a nominal defendant and/or party in the State Derivative Actions. The State Derivative Actions have been stayed pending the resolution of the Federal Derivative Action.

The matters which led to our Audit Committee’s investigation and the restatements of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings, and government enforcement actions. We and our current and former officers and directors may, in the future, be subject to additional litigation relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and any related litigation or settlement amounts. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations, or cash flows.

As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a short form registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year. As descried more fully elsewhere in this Annual Report on Form 10-K, we need to raise additional capital to fund our near-term operations. Should we wish to register the offer and sale of our securities to the public prior to the time that regain eligibility to use Form S-3, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Management’s determination that material weaknesses exist in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that material weaknesses exist in our internal control over financial reporting. Due to these material weaknesses, management has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective. Consequently, pending our remediation of the matters that have caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

Risks Related to Our Business

We Have A History Of Losses And Our Liquidity Position Imposes Risk To Our Operations

We have incurred recurring operating losses and negative cash flows from operating activities since inception through February 28, 2013, and we have an accumulated deficit of over $300 million as of February 28, 2013. Through February 28, 2013, we have not generated sufficient cash from operations and have relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining the necessary financing to finance our operations. Our audited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

We have expended, and will continue to expend, substantial funds to pursue engineering, research and development projects, enhance sales and marketing efforts and otherwise operate our business. We may not be profitable on a quarterly or annual basis in the future. Our existing cash balance and any cash flow from operating activities may not be sufficient to satisfy current obligations or finance our operations. If we are not able to finance our expected future operations from existing cash, future cash flows and new capital, we may need to curtail our operations. We are considering various alternatives to remedy any future shortfall in capital. We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements that may be available. Moreover, the terms of our existing indebtedness and the fact that we are not in compliance with the terms of our existing indebtedness may make it more difficult for us to obtain additional capital. See “– Risks Related to Our Debt” below. We may not be able to raise capital on terms acceptable to us or at all, which may cause us to curtail our operations.

Should the going concern assumption not be appropriate and we are not able to continue in the normal course of operations, adjustments would be required to our consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant. Our consolidated financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

Our Board of Directors is exploring and evaluating strategic alternatives for our company and this process may have an adverse impact on our business.

On August 13, 2013, we announced that we had retained Deustche Bank Securities Inc. to assist the Board of Directors in evaluating various strategic alternatives available to the company. In connection with this process, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be disruptive to our business operations and may not result in the consummation of any transaction. If we are unable to effectively manage the process, our business, financial condition and results of operations could be materially and adversely affected.

We do not intend to comment regarding the evaluation of strategic alternatives until such time as our Board of Directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to the future of our company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

We will require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth, which will require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

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

Our dependence on a limited number of customers means that the loss of a major customer or any reduction in orders by a major customer would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, these customers or our other customers may not use our products at current levels in the future, if at all. We have no firm, long-term volume commitments from any of our major customers and we generally enter into individual purchase orders with our customers, in certain cases under master agreements that govern the terms and conditions of the relationship. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and expect that we will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be cancelled and order volume levels can be changed, cancelled or delayed with limited or no penalties. We may not be able to replace cancelled, delayed or reduced purchase orders with new orders. Further, the Company’s restatement, SEC investigation and its inability to make timely filings with the SEC has impacted key customer relationships, and the Company’s ability to build and maintain these relationships in the future will depend on its ability to favorably resolve outstanding litigation and comply with regulatory requirements.

For our fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011, our ten largest customers accounted for 49%, 40% and 50% of net sales, respectively. For fiscal 2013 and fiscal 2012, no customers accounted for more than 10% of our net revenue, and in fiscal 2011, one customer accounted for 17% of our net revenue. During each of these periods, no other customers accounted for more than 10% of our net revenue.

Our dependence on a small number of suppliers for components, including integrated circuit devices, and inability to obtain a sufficient supply of these components on a timely basis could harm our ability to fulfill orders and therefore materially harm our business.

Typically, integrated circuit, or IC, devices, such as NAND flash memory, represent a significant majority of our component costs for our SSD products. We are dependent on a small number of suppliers that supply key components used in the manufacture of our products. Since we generally do not have long-term supply contracts, our suppliers may not supply the quantities of components we may need to meet our production goals. Micron, Toshiba and Intel currently supply substantially all of the IC devices used in our flash memory products.

Additionally, because of constraints on working capital, we have delayed payments to a number of vendors which could have an adverse effect on our ability to source product. Moreover, from time to time, our industry experiences shortages in IC devices and foundry services which have resulted in foundries putting their customers, ourselves included, on component allocation. We have experienced shortages of flash memory for the past several quarters, which has resulted in our loss of sales. We have also paid more for flash memory in the past several quarters than we have in the past. We expect that the supply of flash memory will continue to be constrained for the foreseeable future and that prices will be higher than our historical costs for flash memory. As a result, our reputation could be harmed, we may lose business from our customers, our revenues may decline, and we may lose market share to our competitors.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.

Our gross margins have fluctuated from period to period, are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	significant new customer deployments

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	rebates, sales and marketing initiatives, discount levels, and competitive pricing;

•	changes in the mix between direct versus indirect sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	write-downs due to excess and obsolete inventory;

•	possible product and software defects and related increased warranty or repair costs;

•	expenses relating to licensed technology;

•	inventory stocking requirements to support new product introductions; and

•	product quality and service ability issues.

Due to such factors, gross margins are subject to variation from period to period and are difficult to predict. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability, which could materially harm our business and operating results.

Ineffective management of our inventory levels could adversely affect our operating results.

If we are unable to properly forecast, monitor, control, and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with our inventory. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in levels of our finished products. For some customers, even if we are not contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with those customers. Product returns would increase our inventory and reduce our revenue. If we are unable to sell our inventory in a timely manner, we could incur additional carrying costs, reduced inventory turns, and potential write-downs due to obsolescence.

Alternatively, we could carry insufficient inventory, and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships or cause us to lose potential sales.

We have often experienced order changes including delivery delays and fluctuations in order levels from period-to-period, and we expect to continue to experience similar delays and fluctuations in the future, which could result in fluctuations in inventory levels, cash balances, and revenue.

The occurrence of any of these risks could adversely affect our business, operating results, and financial condition.

To the extent we purchase excess or insufficient component inventory in connection with supply allocation or discontinuations by our vendors of components used in our products, our business or operating results may be adversely affected.

It is common in the storage and networking industries for component vendors to discontinue the manufacture of, or experience lack of supply on, certain types of components from time to time due to evolving technologies and changes in market demands. A supplier’s discontinuation or allocation of a particular type of component, such as a specific size of NAND flash memory, may require us to make significant “last time” or higher cost purchases of component inventory that is being discontinued or limited by the vendor to ensure supply continuity until the transition to products based on next generation components or until we are able to secure an alternative supply. To the extent we purchase insufficient component inventory in connection with these discontinuations or allocations, we may experience delayed shipments, order cancellations or otherwise purchase more expensive components to meet customer demand, which could result in reduced gross margins. Alternatively, to the extent we purchase excess component inventory that we cannot use in our products due to obsolescence, we could be required to reduce the carrying value of inventory or be required to sell the components at or below our carrying value, which could reduce our gross margins.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company, the price of our common stock would likely decline.

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments, and acceptance of our products in any quarter;

•	our ability to control the costs of the components we use in our hardware products;

•	our ability to adopt subsequent generations of non-volatile memory components into our hardware products;

•	disruption in our supply chains, component availability, and related procurement costs;

•	reductions in customers’ budgets for information technology purchases;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and prices for our products;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our common stock to decline.

If our industry experiences declines in average sales prices, it may result in declines in our revenue and gross profit.

The industry for data storage products is highly competitive and has historically been characterized by declines in average sales prices. It is possible that the market for SSDs could experience similar trends. Our average sales prices could decline due to pricing pressure caused by several factors, including competition, the introduction of competing technologies, overcapacity in the worldwide supply of flash-based or similar memory components, increased manufacturing efficiencies, implementation of new manufacturing processes, and expansion of manufacturing capacity by component suppliers. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in volume of sales or the sales of new products with higher margins, our gross margins and operating results could likely be adversely affected.

Developments or improvements in storage system technologies may materially adversely affect the demand for our products.

Significant developments in data storage systems, such as advances in SSDs or improvements in non-volatile memory, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, improvements in existing data storage technologies, such as a significant increase in the speed of traditional interfaces for transferring data between storage and a server or the speed of traditional embedded controllers, could emerge as preferred alternative to our products especially if they are sold at lower prices. This could be the case even if such advances do not deliver all of the benefits of our products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, could materially delay our development and introduction of new products, which could result in the loss of competitiveness of our products, decreased revenue, and a loss of market share to competitors.

We derive a large proportion of our revenue from our SSDs, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

Our SSDs account for a large proportion of our revenue and will continue to do so for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our storage class memory products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our storage class memory products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, these products; and

•	our inability to release enhanced versions of our products, including any related software, on a timely basis.

If the storage markets grow more slowly than anticipated or if demand for our products declines, we may not be able to increase our revenue sufficiently to achieve and maintain profitability and our stock price would decline.

Our customers are primarily in the computing markets and fluctuations in demand in these markets may adversely affect sales of our products.

Sales of our products are dependent upon demand in the computing markets. We may experience substantial period-to-period fluctuations in future operating results due to factors affecting the computing markets. From time to time, these markets have experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. It has been reported in the press recently that manufacturers of personal computers are experiencing substantially lower sales and sales of tablets that are used as personal computing devices. A decline or significant shortfall in demand in any one of the computing markets could have a material adverse effect on the demand for our products and therefore a material adverse effect on our business, financial condition and results of operations.

We encounter long sales and implementation cycles in the enterprise class SSD market, which could have an adverse effect on the size, timing and predictability of our revenues.

Potential or existing customers, particularly larger enterprise customers, generally commit significant resources to an evaluation of available products and require us to expend substantial time, effort and money educating them as to the value of our products and software. Accordingly, sales of our enterprise SSDs often require an extensive education and marketing effort.

We could expend significant funds and resources during a sales cycle and ultimately fail to win the customer. Our sales cycle for all of our products is subject to significant risks and delays over which we have little or no control, including:

•	our customers’ budgetary constraints;

•	the timing of our customers’ budget cycles and approval processes;

•	our customers’ willingness to replace their current storage solutions; and

•	our need to educate potential customers about the uses and benefits of our products.

If our sales cycles lengthen unexpectedly, they could adversely affect the timing of our revenues or increase costs, which may cause fluctuations in our quarterly revenues and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted, and the price of our common stock could decline

Customer demand is difficult to accurately forecast and, as a result, we may be unable to optimally match production to customer demand.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customers’ future requirements. The short-term nature of commitments by many of our customers and the possibility of unexpected changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources and can reduce margins. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the markets in which our customers compete can, and have, caused our customers to significantly reduce the amount of products ordered from us or to cancel existing orders leading to lower-utilization of our facilities. Because many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our gross margins, operating income and cash flow.

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

The markets for our products are characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce our net revenue for a substantial period, which would have a material adverse effect on our business, financial condition and results of operations.

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

The SSD market is highly competitive. Certain of our competitors are more diversified than us and may be able to sustain lower operating margins in their SSD business based on the profitability of their other businesses. We expect competition in this market to increase as existing manufacturers introduce new products and process technologies, new manufacturers enter the market, industry wide production capacity increases and competitors aggressively price products to increase market share. We only have limited experience competing in this market. Our growth strategy includes expanding our presence in this market, and we may not be successful in doing so.

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

Our products are highly technical and may contain undetected defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our customers and harm to our reputation and business.

Our products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain undetected errors, defects, or security vulnerabilities that could result in data unavailability, loss, or corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects, or security vulnerabilities discovered in our products after commercial release could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of customers or increased service and warranty costs, any of which could adversely affect our business.

Our products must interoperate with operating systems, software applications and hardware that are developed by others and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our products.

Our products must interoperate with our customers’ existing infrastructure, specifically their networks, servers, software, and operating systems, which may be manufactured by a wide variety of vendors and OEMs. When new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products will interoperate properly. We may not accomplish these development efforts quickly, cost-effectively, or at all. These development efforts require capital investment and the devotion of engineering resources. If we fail to maintain compatibility with these applications, our customers may not be able to adequately utilize the data stored on our products, and we may, among other consequences, fail to increase, or we may lose, market share and experience a weakening in demand for our products, which would adversely affect our business, operating results, and financial condition.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced significant growth over the last few years. Our future success will depend upon various factors, including market acceptance of our current and future products, competitive conditions, our ability to manage increased sales, if any, the implementation of our growth strategy and our ability to manage our anticipated growth. We intend to finance our anticipated growth through cash flows generated from our sales, borrowings under debt arrangements and future offerings of our securities. However, if our net sales decline, we may not have the cash flow necessary to pursue our growth.

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

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In the PC market in Asia, we expect to face increasing competition from local competitors such as A-DATA Technology Co., Ltd. and GSkill International Enterprise. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. In addition, some of our significant suppliers, including LSI Corporation, Samsung Electronics Co., Ltd., Infineon Technologies AG and Micron Technology, Inc., are also our competitors, many of whom have the ability to manufacture competitive products at lower costs as a result of their higher levels of integration. Competition may also arise due to the development of customer relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our future operating results depend in significant part upon the continued contributions of our key technical and senior management personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Ralph Schmitt, our Chief Executive Officer, Rafael Torres, our Chief Financial Officer, Alex Mei, our Chief Marketing Officer, James Viggo Tout, our Senior Vice President of Worldwide Engineering and Vice President and General Manager for OCZ Technology, Ltd., Daryl Lang, our Senior Vice President of Product Management, Wayne Eisenberg, our Senior Vice President of Sales and Jason Ruppert, our Senior Vice President of Operations. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. We are continually recruiting such personnel. However, competition for such personnel is intense, and we may not be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for us to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, our inability to attract, train and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could materially and adversely affect our business, financial condition and results of operations.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. Beginning with our fiscal year ended February 28, 2011, we have been required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. For example, our management has concluded that material weaknesses exist in our internal control over financial reporting, and through February 28, 2013, our disclosure controls and procedures were not effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our share price.

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

We have been, and may in the future be, subject to lawsuits from customers and consumers relating to product defects and performance issues. An adverse decision in any such litigation could materially harm our business, financial condition and results of operations.

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

Net revenue outside of the United States accounted for approximately 63%, 71% and 63% of net revenue in fiscal 2013, 2012 and 2011, respectively. We anticipate that international net revenue will continue to constitute a meaningful percentage of our total net revenue in future periods. In addition, a significant portion of our design and manufacturing is performed at our facilities in Taiwan. As a result, our operations may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased price pressure, timing and availability of export licenses, difficulties in accounts receivable collections, difficulties in protecting our intellectual property, natural disasters, difficulties in staffing and managing foreign operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for products that may require certification, restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Some of our customers’ purchase orders and agreements are governed by foreign laws, which often differ significantly from those of the United States. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded. These factors may have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and our operations in foreign countries make us subject to risks associated with fluctuating currency values and exchange rates. Because sales of our products have been denominated to date primarily in U.S. dollar, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollar of accounts receivable, accounts payable and other monetary assets and liabilities arising from international sales or operations may contribute to fluctuations in our results of operations. In addition, as a result of our foreign sales and operations, we have revenues, costs, assets and liabilities that are denominated in foreign currencies. Therefore, decreases in the value of the U.S. dollar could result in significant increases in our manufacturing costs that could have a material adverse effect on our business and results of operations.

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

We could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

Our business involves purchasing finished goods as components from different vendors and then assembly of these components into finished products at our facilities. We therefore are not involved in the actual manufacturing of components, which can often involve significant environmental regulations with respect to the materials used, as well as work place safety requirements. Our operations and properties, however, do remain subject in particular to domestic and foreign laws and regulations governing the storage, disposal and recycling of computer products. For example, our products may be subject to the European Union’s Directive 2002/96/EC_Waste Electrical and Electronic Equipment and Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment. Our failure to comply with present and future requirements could cause us to incur substantial costs, including fines and penalties, investments to upgrade our product cycle or curtailment of operations. Further, the identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Debt

We are not in compliance with the covenants of our outstanding indebtedness, and if those lenders were to declare an event of default and accelerate the repayment of that indebtedness, our business and financial position could be materially adversely affected.

Our credit agreements and other loan documents include material debt service costs, operating ratios that we must meet and other financial covenants such as the raising of additional capital and the delivery of past due audited financial statements to the lenders. We are currently not in compliance with certain of our lending covenants, including certain minimum operating ratios. We may not be able to obtain a waiver for non-compliance and comply with these covenants in the future. If we do not obtain a waiver and maintain future compliance with the covenants in our credit agreements and other loan documents, the lenders could declare a default. Any default under our credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements and to foreclose on our assets that have been pledged as collateral under the applicable agreement.

Our indebtedness could impair our financial condition, harm our ability to operate our business, limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

We have substantial indebtedness outstanding under a credit facility from Hercules Technology Growth Capital, Inc. and borrowings from investors pursuant to senior secured convertible debentures, which are subordinated to the Hercules credit facility. The terms of the Hercules credit facility and of the senior convertible debentures are described under “Management’s Discussion and Analysis of Results of Operations – Liquidity and Capital Resources.” Pursuant to the terms of our current debt facilities, we are subject to liquidity thresholds and financial covenants and cannot engage in certain transactions, including disposing of certain assets, incurring additional indebtedness, declaring dividends, or acquiring or merging with another entity unless certain conditions are met or unless we receive prior approval from the lenders. If the lenders do not consent to any of these actions or if we are unable to comply with these covenants, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders. In addition, the Debentures are redeemable at the option of the holders in the event of a change of control or similar transactions, which could make it more difficult to enter into these types of transactions.

We may incur additional debt in the future, subject to certain limitations contained in our debt instruments.

The degree to which we are leveraged and the restrictions governing our indebtedness, such as a minimum liquidity threshold, could have important consequences including, but not limited to, the following:

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

Historically, we have failed to comply with one or more loan covenants and had to receive waivers from lenders for such non-compliances. We could violate one or more loan covenants in the future. If we are in violation of covenants in the Hercules debt facility or in similar agreements in the future and do not receive a waiver, the lender could choose to accelerate payment on all outstanding loan balances. If we needed to obtain replacement financing, we may not be able to quickly obtain equivalent or suitable replacement financing. If we are unable to secure alternative sources of funding, such acceleration would have a material adverse impact on our financial condition.

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

The market price of the securities of technology companies has been especially volatile. In addition, our common stock was listed on the OTCBB since January 14, 2010 and began trading on the Nasdaq Capital Market on April 23, 2010. Accordingly, we have a limited history of public trading of our common stock within the United States. The market price of our common stock may be subject to wide fluctuations. If our net sales do not increase or increase less than we anticipate, or if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

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

The market price of our stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of additional securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

As of February 28, 2013, we had 68,102,890 shares of common stock outstanding, options and restricted stock units to purchase an aggregate of 9,062,800 shares of common stock outstanding, and warrants to purchase an aggregate of 3,457,521 shares of common stock outstanding. On August 13, 2013, we issued $13,098,500 aggregate principal amount of Debentures (which are convertible into shares of our common stock) and the August Warrants to purchase 5,778,750 shares of common stock that are exercisable until August 13, 2018 (and cancelled the warrants issued to Hercules). The conversion price of the Debentures is $1.70 per share, and the exercise price for the August Warrants is $0.75 per share. Both the conversion price of the Debentures and the exercise price of the August Warrants and our other warrants are subject to adjustment upon certain events. Subject to certain exceptions, the other holders of our common stock could sell substantial amounts of their holdings. The sale or even the possibility of sale of such stock or the stock underlying the options and warrants could have an adverse effect on the market price for our securities or on our ability to obtain a future public financing. If and to the extent that warrants and/or options are exercised, stockholders could be diluted.

Future sales of shares could depress our share price.

We currently have three effective registration statements pursuant to which the selling stockholders identified in the prospectuses that are part of those registration statements may sell from time to time up to an aggregate of (i) 21,159,510 shares of outstanding common stock and (ii) 4,961,835 shares of common stock issuable upon exercise of outstanding warrants. In addition, we issued 1,775,296 shares of common stock upon the closing of the Sanrad acquisition and have issued 313,286 shares of common stock post-closing in connection with the Sanrad acquisition, most of which may be eligible for resale within six months of January 9, 2012. In connection with the August 2013 sale of the Debentures and August Warrants, we have agreed to register the shares underlying the Debentures and August Warrants with the SEC. Sales by those selling stockholders, especially if in heavy volume and at the same time, could negatively affect our stock price. Moreover, the perception in the public market that these stockholders might sell our common stock could depress the market price of the common stock. Additionally, we may sell or issue shares of common stock in a public offering, one or more additional financings or in connection with future acquisitions, which will result in additional dilution and may adversely affect market prices for our common stock.

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

Our corporate headquarters are located in San Jose, California, where we lease one building comprising approximately 82,000 square feet. In addition to our executive offices, this facility also includes personnel from engineering, sales, marketing, operations and administration and a warehouse. We lease a building in Taiwan that represents approximately 108,000 square feet primarily for manufacturing and also includes additional research and development and a warehouse. We also lease a number of small facilities in both foreign and domestic locations for additional engineering, marketing, purchasing and sales personnel and for storage that total approximately 42,000 square feet.

We consider each facility to be in good operating condition and adequate for its present use, and believe that each facility has sufficient capacity to meet our current and anticipated operating requirements. We lease the properties under lease terms expiring at various dates through July 2018. If needed, we expect that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

We are a party to various legal proceedings related to the on-going operation of our business, including claims both by and against us. At any time, such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers. We establish accruals for our potential exposure, as appropriate, for claims against us when losses become probable and reasonably estimable. However, future developments or settlements are uncertain and we may be required to change such accruals as proceedings progress. Resolution of any currently known matters, either individually or in the aggregate, may have a material adverse effect on our financial condition, results of operations or liquidity.

Taiwan Vendor Claim

In July 2010, we received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which we contended were defective. At that time we accrued approximately $1.25 million for this contingency and an additional $0.1 million during the third quarter of fiscal 2011 for potential interest costs. In December 2010, we paid a ‘counter bond’ in cash to the Taoyuan District Court in the amount of $1.28 million for the specific purpose of satisfying OCZ’s obligation under the court order. On April 25, 2011, the Taoyuan District Court found in favor of the former vendor and we were ordered to pay approximately $1.2 million plus interest of approximately $0.2 million. During June 2011, these payments were made to the vendor and the case was formally closed.

Product Quality Claim

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California, San Jose Division, alleging that certain of our SSD products sold after January 1, 2011 did not meet certain speed and storage criteria and, as a result, we supposedly engaged in certain deceptive practices and violated various laws. Among other things, the suit sought unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement, and injunctive and other equitable relief. Following were certain successful pretrial rulings on our behalf relating to the claims that could be brought but before any determination as to the ability of the case to proceed as a class action. On January 4, 2013, the parties entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”), as a result of which the individual plaintiff dismissed the case and we were released of all liability in connection therewith. The Settlement Agreement also contains an agreement by Plaintiffs’ Counsel that they did not intend to file any claim against us in connection with any of the claims that were asserted or could have been asserted in the lawsuit. The Court dismissed the case with prejudice on January 9, 2013.

Patent Infringement Claim

On September 7, 2011 a complaint for patent infringement was filed by a storage technology company in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. We were served with a copy of the complaint on October 26, 2011 and filed six affirmative defenses in response on December 23, 2011. The plaintiff was seeking an injunction and unspecified damages, special damages, interest and compulsory royalty payments. We filed a motion to sever plaintiff’s case against us and to transfer the case to the United States District Court for the Northern District of California. On January 5, 2013, we entered into a SSD patent settlement and license agreement under which we were granted a worldwide, perpetual, irrevocable, non-exclusive and non-transferable, royalty-bearing license in exchange for payments of $200,000 in January 2013, $300,000 in January 2014 and $500,000 in January 2015. In addition, we will pay royalties of 1% of the net sales of SSD products sold in excess of $100 million with the total not to exceed $2 million for each calendar year 2014, 2015, 2016, and 2017. The license will be fully paid after December 2017.

Shareholder Litigation

On October 11, 2012, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. C-12-05265-RS) against us, our former Chief Executive Officer, and our former Chief Financial Officer. Between October 12, 2012 and November 6, 2012, a number of similar putative class action lawsuits were filed in the United States District Court for the Northern District of California against the same defendants. The shareholder class action lawsuits have been consolidated as In re OCZ Technology Group, Inc. Securities Litigation, Case No. C-12-05265-RS, and a consolidated amended complaint was filed on March 5, 2013. The amended class action complaint asserts claims for alleged violations of the federal securities laws on behalf of a putative class of persons who purchased or otherwise acquired OCZ common stock and/or call options between July 6, 2011 and January 22, 2013. The amended complaint generally alleges that OCZ and the individual defendants made false and misleading statements regarding OCZ’s business and financial results and seeks unspecified money damages and other relief. The parties have reached an agreement in principle to settle the consolidated class action. The proposed settlement of $7.5 million will be funded by the Company’s D&O liability insurance. The settlement may include an additional payment of the lesser of $6 million or 4% of net proceeds in the event that the Company or any portion of it is sold within six months of an executed settlement agreement. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the Court.

Between October 29, 2012 and December 14, 2012, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. OCZ is named as a nominal defendant. The federal derivative lawsuits have been consolidated as In re OCZ Technology Group, Inc. Shareholder Derivative Litigation, Master File No. C-12-05556-RS (the “Federal Derivative Action”), and a consolidated shareholder derivative complaint was filed on February 13, 2013. The consolidated derivative complaint asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and generally alleges that the defendants misrepresented and/or failed to disclose material information regarding our business and financial results and failed to maintain adequate internal and financial controls. The consolidated derivative complaint seeks unspecified monetary damages, equitable and/or injunctive relief, restitution, disgorgement, attorneys’ fees and costs, and other relief. In May 2013, the parties reached a settlement in principle of the Federal Derivative Action. The settlement is subject to court approval. The proposed settlement includes, among other things, our implementation of certain policies and procedures and the payment of attorneys’ fees to plaintiffs’ counsel, which will be funded by OCZ’s D&O liability insurance. There can be no assurance that the settlement will be approved by the Court.

On November 13, 2012, a purported shareholder derivative lawsuit, captioned Briggs v. Petersen, et al., Case No. 1:12-cv-235866, was filed in Santa Clara County Superior Court against certain of our current and former officers and directors. OCZ is named as a nominal defendant. The Briggs complaint asserts claims for various alleged breaches of fiduciary duties and unjust enrichment and generally alleges that the defendants issued false and misleading statements regarding the Company’s financial condition and future business prospects. On February 22, 2013, the court entered an order granting the Company’s motion to stay proceedings in the Briggs action pending the resolution of the Federal Derivative Action. On December 18, 2012 and January 23, 2013, two purported shareholder derivative lawsuits, captioned Armstrong v. Petersen, et al., Case No. 1:12-cv-238051, and Kapoosuzian v. Schmitt, et al., Case No. 1:13-cv-240033, respectively, were filed in Santa Clara County Superior Court against certain of our current and former officers and directors. OCZ is named as a nominal defendant and/or party in the Armstrong and Kapoosuzian actions. The Armstrong and Kapoosuzian actions have been stayed pending the resolution of the Federal Derivative Action pursuant to a stipulation and order entered in each action, respectively.

Securities and Exchange Commission Investigation

On November 15, 2012, the Securities and Exchange Commission (“SEC”) informed us that it is conducting an investigation of OCZ. In connection with this investigation, we have received subpoenas requesting that we produce certain documents relating to, among other things, our historical financial statements. We are cooperating fully with the SEC’s investigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From June 21, 2006 through April 1, 2009, our common stock was traded on the Alternative Investment Market (“AIM”) of the London Stock Exchange under the symbol “OCZ.” From April 2, 2009 to January 13, 2010, our common stock was not publicly traded. On January 14, 2010 our common stock was listed on the Over-the-Counter Bulletin Board (“OTCBB”) and was traded on the OTCBB from February 10, 2010 to April 22, 2010. Since April 23, 2010, our common stock has been quoted on The Nasdaq Capital Market under the symbol “OCZ”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on NASDAQ.

	High	Low
Fiscal 2013:
Fourth quarter	$2.77	$1.57
Third quarter	5.98	1.11
Second quarter	7.67	4.14
First quarter	9.09	4.46

Fiscal 2012:
Fourth quarter	$10.05	$6.26
Third quarter	8.75	4.14
Second quarter	10.94	4.84
First quarter	10.48	6.25

The closing sales price for our common stock on September 30, 2013 was $1.30, as reported by The Nasdaq Capital Market.

As of September 30, 2013, there were 70 holders of record of our common stock.

Stock Price Performance Graph

The following graph shows a comparison of cumulative total stockholder return calculated on a dividend reinvested basis, for us, the Nasdaq Composite Index and the Standard & Poor’s 500 Information Technology Sector Index assuming an investment of $100 on February 29, 2008. Periods prior to February 28, 2010 reflect the trading prices of our common stock on the AIM of the London Stock Exchange. No dividends have been declared on our common stock. The graph covers the period from February 28, 2007 to the last trading day of our year ended February 28, 2013. The comparison below are based upon historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison Of Cumulative Return From February 29, 2008

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

Dividends

We have not paid any cash dividends on any of our shares to date, and we do not anticipate declaring or paying any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will be contingent upon our then existing conditions, operating results, revenues and earnings, if any, contractual restrictions, capital requirements, business prospects and general financial condition, and other factors our Board of Directors may deem relevant. The payment of any dividends will also be subject to the requirements of the Delaware General Corporation Law and certain restrictions contained in the Hercules Loan and Security Agreement. For as long as such agreement remains in effect, we would need the written consent of Hercules before making a cash dividend payment. There are currently no restrictions that materially limit our ability to pay stock dividends, or that we reasonably believe are likely to limit materially the future payment of stock dividends.

Recent Sales of Unregistered Securities

We have sold or issued the following securities that were not registered under the Securities Act during the last fiscal year.

We issued 372,340 unregistered shares for restricted stock units that vested.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of February 28, 2013 with respect to our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options [1]	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	9,062,800	$5.19	3,365,888
Equity compensation plans not approved by security holders	—	—	—

Total	9,062,800	$5.19	3,365,888

[1]

Based on the weighted-average exercise price of outstanding options only. There are 803,591 restricted stock units outstanding, as of February 28, 2013 that do not have an exercise price, each unit of which represents a contingent right to receive one share of common stock upon vesting.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. We have derived the Consolidated Statement of Operations data for fiscal 2013, 2012 and 2011 and consolidated balance sheet data as of February 28, 2103 and February 29, 2012 from audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations and consolidated balance sheet data for the years ended February 28/29, 2012 and 2011 have been restated to reflect adjustments to our financial statements as described in the “Explanatory Note” in the beginning of this Amendment, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and in Note 2, Restatements of Previously-Issued Financial Statements in the notes to consolidated financial statements under Item 8. Financial Statements and Supplementary Data. You should read the following selected consolidated financial data with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes to consolidated financial statements, which are included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended February 28/29,
	2013	2012	2011	2010	2009	2008
		Restated (2)	Restated (2)	Restated (2)	Restated (2)	Restated (2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$333,964	$310,160	$180,628	$137,695	$155,372	$118,108
Gross profit (loss)	(36,519)	12,210	10,077	10,290	15,100	21,489
Total operating expenses	97,323	131,371	30,236	25,612	25,994	20,955
Income (loss) from operations	(133,842)	(119,161)	(20,159)	(15,322)	(10,894)	534
Net income (loss)	(125,786)	(123,452)	(33,186)	(16,310)	(11,724)	1,437
Net income (loss) per common share, basic and diluted	$(1.86)	$(2.43)	$(1.16)	$(0.77)	$(0.56)	$0.07

	As of February 28/29,
	2013	2012	2011	2010	2009	2008
		Restated (2)	Restated (2)	Restated (2)	Restated (2)	Restated (2)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$12,224	$92,049	$17,514	$1,224	$420	$1,544
Inventory, net (1)	32,753	112,133	26,844	13,087	16,787	14,827
Total assets (1)	78,830	272,033	85,488	46,786	57,703	52,947
Total current liabilities	48,902	124,454	68,949	43,274	38,780	22,649
Total liabilities	52,525	137,124	78,366	43,274	38,780	23,149
Total stockholders’ equity (1)	26,305	134,909	7,123	3,512	18,923	29,798

(1)	The significant increases in this item from fiscal 2011 to 2012 were primarily due to follow-on public equity offerings in April 2011 and February 2012 which provided $194.3 million of net proceeds.
(2)	The following tables include a reconciliation of previously-filed amounts to these restated amounts:

	As of and for the Years Ended February 28/29,
	2012			2011
	As Filed	Effect of Restatement	Restated	As Filed	Effect of Restatement	Restated
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$365,774	$(55,614)	$310,160	$190,116	$(9,488)	$180,628
Gross profit (loss)	82,436	(70,226)	12,210	24,154	(14,077)	10,077
Total operating expenses	94,373	36,998	131,371	41,154	(10,918)	30,236
Loss from operations	(11,937)	(107,224)	(119,161)	(17,000)	(3,159)	(20,159)
Net income (loss)	(17,667)	(105,785)	(123,452)	(30,027)	(3,159)	(33,186)
Net income (loss) per common share, basic and diluted	$(0.35)	$(2.08)	$(2.43)	$(1.05)	$(0.11)	$(1.16)

Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$92,339	$(290)	$92,049	$17,514	$—	$17,514
Inventory, net (1)	108,664	3,469	112,133	22,798	4,046	26,844
Total assets (1)	358,703	(86,670)	272,033	89,269	(3,781)	85,488
Total current liabilities	100,842	23,612	124,454	66,793	2,155	68,949
Total liabilities	112,201	24,923	137,124	76,210	2,155	78,366
Total stockholders’ equity (1)	246,502	(111,593)	134,909	13,059	(5,935)	7,123

	As of and for the Years Ended February 28/29,
	2010			2009			2008
	As Filed	Effect of Restatement	Restated	As Filed	Effect of Restatement	Restated	As Filed	Effect of Restatement	Restated
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$143,959	$(6,264)	$137,695	$155,982	$(610)	$155,372	$118,352	$(244)	$118,108
Gross profit (loss)	18,656	(8,366)	10,290	19,791	(4,691)	15,100	22,933	(1,444)	21,489
Total operating expenses	31,202	(5,590)	25,612	30,685	(4,691)	25,994	22,399	(1,444)	20,955
Income (loss) from operations	(12,546)	(2,776)	(15,322)	(10,894)	—	(10,894)	534	—	534
Net income (loss)	(13,534)	(2,776)	(16,310)	(11,724)	—	(11,724)	1,437	—	1,437
Net income (loss) per common share, basic and diluted	$(0.64)	$(0.13)	$(0.77)	$(0.56)	$—	$(0.56)	$0.07	$—	$0.07

Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$1,224	$—	$1,224	$420	$—	$420	$1,544	$—	$1,544
Inventory, net (1)	9,846	3,241	13,087	16,787	—	16,787	14,827	—	14,827
Total assets (1)	47,849	(1,063)	46,786	57,703	—	57,703	52,947	—	52,947
Total current liabilities	41,561	1,713	43,274	38,780	—	38,780	22,649	—	22,649
Total liabilities	41,561	1,713	43,274	38,780	—	38,780	23,149	—	23,149
Total stockholders’ equity (1)	6,288	(2,776)	3,512	18,923	—	18,923	29,798	—	29,798

The following table sets forth the significant components of the adjustments made to the above Selected Consolidated Financial Data (in thousands):

	Revenue Recognition	CIP Credits	Manufacturing and Freight	Goodwill and Intangibles	Inventory Reserves	Accruals	Income Taxes	Reclassifications	Other		Total Adjustments
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
	(In thousands, except per share data)
As of and for the Year Ended February 29, 2012

Consolidated Statements of Operations Data:
Net revenue	$(37,1127)	$(17,529)	$—	$—	$—	$(403)	$—	$(570)	$—		$(55,614)
Gross profit (loss)	(14,132)	(16,249)	(8,426)	—	(20,337)	(3,310)	—	(7,772)	—		(70,226)
Total operating expenses	(1,191)	(12,183)	(9,328)	61,852	2,861	—	—	(7,202)	2,189	(9)	36,998
Loss from operations	(12,941)	(4,066)	902	(61,852)	(23,199)	(3,310)	—	(569)	(2,189	) (9)	(107,224)
Net income (loss)	(12,941)	(4,066)	902	(61,852)	(23,199)	(3,310)	870	(0)	(2,189	) (9)	(105,785)
Net income (loss) per common share, basic and diluted	$(0.25)	$(0.08)	$0.02	$(1.22)	$(0.46)	$(0.07)	$0.02	$—	$(0.04)		$(2.08)

Consolidated Balance Sheet Data:
Cash and cash equivalents (1)	$—	$—	$—	$—	$—	$—	$—	$(290)	$—		(290)
Inventory, net (1)	28,830	—	1,311	—	(24,133)	(2,539)	—	—	—		3,469
Total assets (1)	2,166	(4,066)	1,311	(61,852)	(24,133)	2,090	1,826	(1,823)	(2,188	) (9)	(86,670)
Total current liabilities	16,268	—	—	—	—	9,650	—	(2,306)	—		23,612
Total liabilities	16,268	—	—	—	—	9,650	943	(1,938)	—		24,923
Total stockholders’ equity (1)	(14,102)	(4,066)	1,311	(61,852)	(24,133)	(7,560)	880	118	(2,189	) (9)	(111,593)

As of and for the Year Ended February 28, 2011

Consolidated Statements of Operations Data:
Net revenue	$(1,995)	$(5,631)	$—	$—	$—	$(1,862)	$—	$—	$—		$(9,488)
Gross profit (loss)	(425)	(5,631)	(5,782)	—	(269)	(1,970)	—	—	—		(14,077)
Total operating expenses	—	(5,631)	(5,952)	—	665	—	—	—	—		(10,918)
Loss from operations	(425)	—	170	—	(934)	(1,970)	—	—	—		(3,159)
Net income (loss)	(425)	—	170	—	(934)	(1,970)	—		—		(3,159)
Net income (loss) per common share, basic and diluted	$(0.01)	$—	$0.01	$—	$(0.03)	$(0.07)	$—	$—	$—		$(0.11)

Consolidated Balance Sheet Data:
Inventory, net (1)	$4,571	$—	$409	$—	$(934)	$—	$—	$—	$—		$4,046
Total assets (1)	(1,160)	—	409	—	(934)	1	—	(2,097)	—		(3,781)
Total current liabilities	—	—	—	—	—	4,252	—	(2,097)	—		2,155
Total liabilities	—	—	—	—	—	4,252	—	(2,097)	—		2,155
Total stockholders’ equity (1)	(1,160)	—	409	—	(934)	(4,250)	—	—	—		(5,935)

As of and for the Year Ended February 28, 2010

Consolidated Statements of Operations Data:
Net revenue	$(3,737)	$(931)	$—	$—	$—	$(1,597)	$—	$—	$—		$(6,264)
Gross profit (loss)	(735)	(931)	(4,420)	—	—	(2,280)	—	—	—		(8,366)
Total operating expenses	—	(931)	(4,659)	—	—	—	—	—	—		(5,590)
Loss from operations	(735)	—	239	—	—	(2,280)	—	—	—		(2,776)
Net income (loss)	(735)	—	239	—	—	(2,280)	—	—	—		(2,776)
Net income (loss) per common share, basic and diluted	$(0.03)	$—	$0.01	$—	$—	$(0.11)	$—	$—	$—		$(0.13)

Consolidated Balance Sheet Data:
Inventory, net (1)	$3,002	$—	$239	$—	$—	$—	$—	$—	$—		$3,241
Total assets (1)	(734)	—	239	—	—	—	—	(568)	—		(1,063)
Total current liabilities	—	—	—	—	—	2,281	—	(568)	—		1,713
Total liabilities	—	—	—	—	—	2,281	—	(568)	—		1,713
Total stockholders’ equity (1)	(734)	—	239	—	—	(2,281)	—	—	—		(2,776)

As of and for the Year Ended February 28, 2009

Consolidated Statements of Operations Data:
Net revenue	$—	$(610)	$—	$—	$—	$—	$—	$—	$—		$(610)
Gross profit (loss)	—	(610)	(4,081)	—	—	—	—	—	—		(4,691)
Total operating expenses	—	(610)	(4,081)	—	—	—	—	—	—		(4,691)

As of and for the Year Ended February 29, 2008

Consolidated Statements of Operations Data:
Net revenue	$—	$(244)	$—	$—	$—	$—	$—	$—	$—		$(244)
Gross profit (loss)	—	(244)	(1,200)	—	—	—	—	—	—		(1,444)
Total operating expenses	—	(244)	(1,200)	—	—	—	—	—	—		(1,444)

(1)	“Revenue Recognition” represents various transactions that were recognized prior to meeting the revenue recognition criteria. Adjustments were recorded to reverse the original revenue recorded, defer the original revenue recorded or provide reserves against net revenue for future product returns and where applicable, to recognize the revenue in the appropriate period. Also included are adjustments to recognize the reversal of the product cost, which are recorded as reductions of cost of revenue and increases to either inventory or deferred product cost and where applicable, to recognize the cost of revenue in the appropriate period.
(2)	“CIP Credits” represent Market Development Funds, rebates and price protection credits. These adjustments were made to record CIP Credits in the correct accounting period and to classify them correctly in our Consolidated Statements of Operations.
(3)	“Manufacturing and Freight” represents manufacturing and freight costs that should have been capitalized as a component of product costs but were incorrectly expensed as incurred. Adjustments were made to reduce operating expenses and increase inventory (for products on hand) and cost of revenue (for products shipped).
(4)	“Goodwill and Intangibles” represents a write-off of goodwill related to prior acquisitions due to a revision to our estimated enterprise value and a revision to the estimated value of certain intangible assets.
(5)	“Inventory Reserves” represents adjustments to reduce the carrying value of certain inventory items that either had been returned from customers or were being used for internal development purposes.
(6)	“Accruals” represents accruals for future costs to be incurred primarily for warranty and repair obligations.
(7)	“Income Taxes” represents adjustments to reflect the tax impact of the restatement adjustments noted above and to record the appropriate tax provision for each jurisdiction in which we operate.
(8)	“Reclassifications” represents the impact of expense reclassifications on prior period financial statements in order to conform to the current year presentation.
(9)	Includes the expensing of certain prepaid assets to research and development of $2.1 million and changes in allowances for bad debts of $78k.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Restatements

On October 11, 2012, we filed a Form 12b-25, Notification of Late Filing, with the Securities and Exchange Commission with respect to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, due to the time required to conduct an internal assessment of our accounting for customer incentive programs. In August 2012, the Audit Committee of our Board of Directors commenced an internal investigation principally related to the classification of certain customer marketing costs, our timing of revenue recognition and the level of reserves for product returns. In October 2012, the Audit Committee engaged a legal firm to lead an independent investigation into certain accounting practices. In turn, the independent legal firm engaged a forensic accounting firm to provide consulting services in connection with the independent investigation, and during the investigation, special counsel was hired to investigate FCPA compliance. The scope of the independent investigation was determined by the Audit Committee and its legal and accounting advisors. As a result of the internal assessment and the evaluation of the substance of information obtained during the independent investigation, as discussed further below, we concluded that errors had been made in our previously-issued consolidated financial statements. Accordingly, based upon extensive reviews of forensic materials, interviews and analyses of subsequent accounting records, adjustments were made, and our consolidated financial statements as of and for the fiscal years ended February 28/29, 2012 and 2011, as well as the nine interim quarterly periods ended May 31, 2012 are being restated. These adjustments are described below:

a)	We entered into programs with many of our customers, which allow them to receive credits for one or more of the following: 1) reimbursement of Market Development Funds, which are negotiated individually or limited by a percentage of customer purchases of our products, 2) rebates, including performance-based incentives and consumer rebates, or 3) price protection credits if the sale price of our products decreases in a future period, subject to limitations. Accruals for these customer incentive programs (“CIP Credits”) were historically recorded at the time of sale or time of commitment based on negotiated terms, historical experience and inventory levels of our customers. Market Development Funds are classified as an operating expense if they have both an identifiable benefit to us and an established fair value; otherwise, they are classified as a reduction of our revenue. In the second and third quarters of fiscal 2013, we received a significant increase in the number of requests from our customers for CIP Credits. In connection with the results of the Investigation, management and our Audit Committee concluded that many of these CIP Credits were the result of the circumvention of established internal controls and were not accounted for correctly. We identified the following issues in recording CIP Credits:

i.	Due to management and personnel turnover and a lack of documentary evidence to establish the nature of certain CIP Credits recorded beginning in the third quarter of fiscal 2012, we were not able to determine the financial periods in which those CIP Credits were originally committed to customers. Therefore, for each customer, beginning with the third quarter of fiscal 2012 through the third quarter of fiscal 2013, we allocated these CIP Credits ratably over the periods in which gross revenue was generated.

ii.	Historically, we had included in operating expense Market Development Funds reimbursed by us if such costs both had an identifiable benefit to us, and for which we were able to determine fair value. However, in connection with the Investigation, we determined that in substance, a portion of the credits recorded as Market Development Funds represented incentive rebates, volume discounts and price protection adjustments, which had been incorrectly documented as marketing commitments to customers as a result of the circumvention of the established internal controls as discussed above, and which should have been recorded as a reduction of revenue. Consequently, as part of the restatements, we have reclassified all such credits from operating expenses to a reduction of revenue, and recorded certain of these credits ratably over the period in which gross revenue was generated.

Corrections and adjustments for these errors and irregularities accounted for reductions of revenue of $5.6 million, $17.5 million and $15.1 million in the years ended February 28/29, 2011 and 2012 and the first quarter of fiscal 2013, respectively, and reductions of operating expenses of $5.6 million, $12.2 million and $8.0 million in the years ended February 28/29, 2011 and 2012 and the first quarter of fiscal 2013, respectively.

b)	Our revenue recognition policy provides for revenue to be recognized upon product shipment, provided certain criteria are met. In connection with the results of the Investigation, we determined that there were some sales that did not meet the criteria for revenue recognition in the period in which the sale had originally been recognized. These sales were primarily related to distributor customers who either were offered return rights, were not able to pay us until they were able to re-sell to their end customers or who required us to perform post-delivery obligations. Consequently, since we had originally recorded these sales as revenue upon shipment, we recorded adjustments to defer these sales, net of the corresponding cost of these sales, as a deferred liability until the criteria for revenue recognition was met. This deferral of revenue accounted for a reduction of revenue of $12.6 million and $12.2 million in fiscal 2012 and the first quarter of fiscal 2013, respectively, and a reduction of cost of revenue of $9.8 million and $9.6 million in fiscal 2012 and the first quarter of fiscal 2013, respectively.

c)	We received a significant increase in product returns from our customers beginning in the second quarter of fiscal 2013. In connection with the results of the Investigation, management and our Audit Committee concluded that due to the amount and product mix of inventory our customers were holding, these sales had not met the criteria for revenue recognition as the fees were not considered to be fixed and determinable at the time of shipment. Consequently, as these sales had been accounted for as revenue in financial periods beginning in the third quarter of fiscal 2012 through the first quarter of fiscal 2013, we reversed the revenue in the period in which the sales had originally been recognized. These reversals accounted for a reduction of revenue and accounts receivable of $6.5 million and $5.3 million in fiscal 2012 and the first quarter of fiscal 2013, respectively, and a reduction in cost of revenue and increase in inventory of $4.9 million and $3.7 million in fiscal 2012 and the first quarter of fiscal 2013, respectively.

d)	In connection with the Investigation, we re-evaluated our original estimate of the allowance for product we expected to be returned, and consequently, we increased our allowance for sales returns. This increased estimate for sales returns accounted for reductions of revenue and accounts receivable of $0.5 million, $8.9 million and $3.1 million in fiscal 2011, 2012 and the first quarter of fiscal 2013, respectively, and reductions in cost of revenue and increases in inventory of $0.4 million, $7.1 million and $2.2 million in the same periods, respectively.

e)	After recording the adjustments to revenue described above, the cost of revenue exceeded the net revenue recognized for certain sales transactions. In accordance with established accounting guidance, we evaluated whether this negative gross margin might indicate an impairment of existing inventory at each prior financial period. This analysis resulted in increases to cost of revenue and the corresponding inventory reserves of $3.7 million and $6.1 million in fiscal 2012 and the first quarter of fiscal 2013, respectively.

f)	Also in connection with the Investigation, we identified a $1.9 million sale to a customer, which we recorded as revenue in the third and fourth quarters of fiscal 2012, that did not meet the criteria for revenue recognition at the time of the original shipment since we did not have sufficient evidence of a persuasive arrangement and collectability was not reasonably assured. In connection with the $1.9 million original sale, $1.2 million and $0.7 million were subsequently recorded as a bad debt expense and an allowance for doubtful accounts in the fourth quarter of fiscal 2012 and the second quarter of fiscal 2013, respectively. As part of the restatements, in the third quarter of 2012, the original $1.9 million sale was reversed, and in the fourth quarter of fiscal 2012, the related $1.2 million bad debt expense was reversed.

In addition to the above errors, in the course of our restatement work, we identified additional errors that were corrected including:

a)	Certain manufacturing and freight costs that had been expensed should have been capitalized in inventory. In connection with the restatements, we reduced operating expenses of $6.0 million, $9.3 million and $3.0 million for the years ended February 28/29, 2011 and 2012 and for the three months ended May 31, 2012, respectively. Cost of revenue was increased by $5.8 million, $8.4 million and $2.7 million, and inventory was increased by $0.4 million, $1.3 million and $1.6 million, for the same periods, respectively.

b)	Our reserves for excess and obsolete inventory had incorrectly excluded reserves to reduce the carrying value of certain items that had been returned from customers. Further, we had not recognized costs on a timely basis related to inventories used for internal development purposes. Therefore, in connection with the restatements, we increased (decreased) cost of revenue by $0.3 million, $16.6 million and $(1.6) million for the year ended February 28/29, 2011 and 2012 and the three months ended May 31, 2012, respectively. In addition, research and development expenses were increased by $0.7 million, $2.9 million and $0.1 million for the years ended February 28/29, 2011 and 2012 and the three months ended May 31, 2012, and inventory was reduced by $0.9 million, $24.1 million, and $28.8 million as of the end of the same periods, respectively.

c)	We noted errors in our calculation of accruals for estimated future warranty and repair obligations. The correction of these errors resulted in higher cost of revenue of $0.1 million, $2.9 million and $0.5 million for the years ended February 28/29, 2011 and 2012 and for the three months ended May 31, 2012, respectively. Further, we recorded reductions of revenue of $1.9 million, $0.4 million and $0.3 million for the same periods, respectively, with corresponding adjustments to accrued warranty liabilities and net inventories.

d)	We incorrectly recognized revenue and related cost of revenue upon shipment for certain sales transactions that were determined to be in-transit at the balance sheet date and for which title had not transferred to the customer. We reversed revenue of $1.5 million, $7.0 million and $0.8 million for the years ended February 28/29, 2011 and 2012 and for the three months ended May 31, 2012, respectively, and we reduced (increased) cost of revenue by $1.2 million, $5.2 million and $(0.6) million for the same periods, respectively.

e)	We incorrectly classified certain costs of revenue as operating expenses, which caused our gross margins to be overstated. In connection with the restatement, we reclassified $4.2 million and $6.6 million from research and development expenses to cost of revenue for the fiscal year ended February 29, 2012 and for the three months ended May 31, 2012, respectively.

Further, as a result of the above entries, we reassessed the carrying amount of goodwill and determined that an impairment should be recorded as of February 29, 2012. We originally performed our annual impairment test of goodwill as of February 29, 2012, and determined that no impairment existed. However, based upon the errors and related control weaknesses discussed above, and the continued deterioration in our operating results and revenue forecasts, we reperformed our impairment test as of February 29, 2012, and concluded that an impairment charge of $61.9 million should be recorded in the three months ended February 29, 2012, representing a write-off of the entire amount of previously-recorded goodwill. Also as a result of the above entries, our income tax provision was adjusted to reflect the impact of the restatement adjustments noted above and to record the appropriate tax provision for each jurisdiction in which we operate.

For further information related to the restatements, see Note 2 of the Notes to Consolidated Financial Statements.

Management has re-evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2013 and the effectiveness of our internal control over financial reporting as of February 28, 2013 based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have determined that material weaknesses in our internal controls existed as of February 28, 2013. For a description of the material weaknesses in internal control over financial reporting and our actions and plans to remediate those material weaknesses, see Part II – Item 9A Controls and Procedures.

Business Overview

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002. OCZ is a leader in the design, manufacturing, and distribution of high performance and reliable Solid-State Drives (“SSDs”) and premium computer components. We have built on our expertise in high-speed memory to become a leader in the enterprise and client SSD markets, a technology that competes with traditional rotating magnetic hard disk drives (“HDDs”). SSDs are faster, more reliable, generate less heat and use less power than traditional rotational based HDDs used in personal computers and servers today. OCZ designs and manufactures SSDs in a variety of form factors and interfaces including SATA, SAS, PCIe, as well as offers flash caching and virtualization software to provide a total solution for enterprise clients. In addition to SSD technology, we also offer high performance power management products.

Our corporate headquarters is located in San Jose, California. We have subsidiaries and/or offices located in Canada, Israel, Netherlands, Germany, Taiwan and the United Kingdom. Our fiscal year ends on the last day of February.

Historically, we had focused on developing, manufacturing, and selling high-performance DRAM memory modules and flash drives to computing enthusiasts through catalog and online retail channels. As the market for SSDs began to develop over the last several years, we shifted our focus to serve this emerging market as our primary focus. We believe that our strong R&D foundation in memory and portable flash devices provides a solid R&D platform and natural transition to develop our SSD capabilities, given the technological similarities between product categories. In 2009, we began to implement a strategy to shift our focus towards the emerging SSD market, which has resulted in our revenue mix shifting heavily towards SSDs, which became a majority of our business beginning in 2010. In August 2010, we announced that we planned to deemphasize our legacy memory products by discontinuing certain low margin commodity DRAM module products. By February 28, 2011, the end of our fiscal year 2011, we had discontinued our legacy memory products to focus on SSDs in accordance with our previously announced plans in January 2011. In October 2012, we announced that we planned to streamline our product offerings, including the reduction of our value SSDs for the client market, in order to address the mainstream and high performance client markets, as well as enterprise and OEM solutions. By February 28, 2013, the end of our fiscal year 2013, we had substantially discontinued most of our value SSDs as well as reduced the number of our other product offerings. Throughout this period, we have continued to invest in research and development surrounding a wide array of SSD types and interfaces and developing our own in-house silicon and firmware. Today the vast majority of our high performance client drives, including those in top selling Vertex and Vector families utilize our own in-house designed proprietary Barefoot 3 controller. In addition to our SSD product line, we design, develop, and distribute components including AC/DC switching power supplies that are designed for high performance computing systems, workstations and servers.

We offer our customers flexibility and customization by providing a broad variety of solutions which are interoperable and are designed to enable computers to run faster and more reliably, efficiently, and cost effectively. Through our diversified and global distribution channel, we offer a wide variety of products to our customers, including leading online and offline retailers and OEMs.

We develop flexible and customizable solutions quickly and efficiently to meet the ever changing market needs and we provide superior customer service. We believe our high performance product offerings offer the speed, density, size, and reliability necessary to meet the special demands of:

•	mission critical servers and high end workstations;

•	industrial equipment and computer systems;

•	computer and computer gaming enthusiasts;

•	personal computer (“PC”) upgrades to extend the useable life of existing PCs;

•	high performance computing and scientific computing;

•	video and music editing and content creation;

•	mobile computing;

•	home theater PCs and digital home convergence products; and

•	digital photography and digital image manipulation computers.

As of our fiscal year ended February 28, 2013, we had over 400 customers, most of which are distributors or retailers in 60 countries. We perform the majority of our research and development efforts in-house, which increases communication and collaboration between design teams, streamlines the development process, and reduces time-to-market. Our in-house hardware R&D capabilities include ASIC design and verification, system level design including board design and layout, industrial design and thermal optimization. We also have in-house software R&D which includes NAND flash firmware development, kernel mode device drivers, tools that encompass both manufacturing and end-user manageability, and virtualization and caching software that is offered both standalone and bundled with our SSD hardware for total system solutions.

Acquisition of Sanrad Inc. On January 9, 2012, we acquired Sanrad Inc. (“Sanrad”), a privately-held provider of flash caching and virtualization software and hardware. Total consideration exchanged was comprised of 2.1 million shares of our common stock valued at $16.9 million determined based on the market value of our common stock on the date of closing. Sanrad’s technology enables customers to fully leverage their flash based storage investments, extending the lifespan of the storage infrastructure and maximizing efficiency of their data centers. The acquisition of Sanrad includes its research and development facilities located in Tel Aviv, Israel and is expected to help accelerate the customer adoption of OCZ’s offerings in the PCIe based flash storage systems.

Assets acquisition from PLX Technology. On October 24, 2011, we completed an acquisition of certain assets from PLX Technology, Inc. (“PLX”). This transaction provided further access to advanced technology in our effort to maintain and expand our market position as a leader in the design, manufacture and distribution of high performance SSDs. Pursuant to the agreement, we obtained a non-exclusive perpetual license related to consumer storage technology, capital equipment and a Design Team, which consisted primarily of approximately 40 engineers located in Abingdon, United Kingdom in exchange for cash consideration of $2.2 million.

Acquisition of Indilinx Co., Ltd. On March 25, 2011, we completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions are comprised of advanced SSD controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance solid state drives. This technology is applicable to a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications. The total acquisition consideration of $32.8 million consisted of (i) 4.2 million shares of OCZ common stock with a total fair value of $32.2 million, based on the price of OCZ common stock at the time of close, and (ii) $0.6 million of cash paid to the holders of Indilinx vested and unvested stock options as of the close of the transaction.

Audit Opinion Going Concern Emphasis. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses and negative cash flows from operating activities since inception through February 28, 2013. In addition, we have an accumulated deficit of $310.7 million as of February 28, 2013. Through February 28, 2013, we have not generated sufficient cash from operations and have relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance our operations. Moreover, we need to secure one or more additional financings to fund our near-term operations. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Strategic Alternatives. On August 13, 2013, we announced that we had retained Deustche Bank Securities Inc. to assist the Board of Directors in evaluating various strategic alternatives available to the Company.

For our fiscal years ended February 28, 2013, February 29, 2012, and February 28, 2011, our ten largest customers accounted for 49%, 40% and 50% of net sales, respectively. For fiscal 2013 and fiscal 2012, no customers accounted for more than 10% of our net revenue, and in fiscal 2011, one customer accounted for 17% of our net revenue.

Results of Operations

The following table presents our Consolidated Statements of Operations for Fiscal Years Ended February 28/29, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Years Ended February 28/29
	2013	2012	2011
		Restated	Restated

Net revenue	$333,964	$310,160	$180,628
Cost of revenue	370,483	297,950	170,551

Gross profit	(36,519)	12,210	10,077
Research and development	40,063	31,635	5,541
Sales and marketing	27,738	20,771	11,501
General and administrative	25,675	14,267	12,200
Impairment of goodwill and intangible assets	2,192	61,890	994
Acquistion-related charges	—	2,808	—
Restructuring charges	1,655	—	—

Total operating expenses	97,323	131,371	30,236

Loss from operations	(133,842)	(119,161)	(20,159)
Change in fair value of common stock warrants	9,857	(4,290)	(7,924)
Other expense, net	(654)	(132)	(1,068)
Interest and financing costs	(1,138)	(739)	(3,174)

Loss before income taxes	(125,777)	(124,322)	(32,325)
Provision for (benefit from) income taxes	9	(870)	861

Net loss	$(125,786)	$(123,452)	$(33,186)

Net loss per share:
Basic and diluted	$(1.86)	$(2.43)	$(1.16)

Shares used in net loss per share computation:
Basic and diluted	67,722	50,855	28,689

The following table sets forth our operating results, as a percentage of net revenue for the periods indicated.

	Years Ended February 28/29
	2013	2012	2011
		Restated	Restated

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	110.9	96.1	94.4

Gross profit	(10.9)	3.9	5.6
Research and development	12.0	10.2	3.1
Sales and marketing	8.3	6.7	6.4
General and administrative	7.7	4.6	6.8
Impairment of goodwill and intangible assets	0.7	19.9	0.6
Acquisition-related charges	—	0.9	—
Restructuring charges	0.5	—	—

Total operating expenses	29.2	42.3	16.7

Loss from operations	(40.1)	(38.4)	(11.2)
Change in fair value of common stock warrants	2.9	(1.4)	(4.4)
Other income (expense), net	(0.2)	—	(0.6)
Interest and financing costs	(0.3)	(0.2)	(1.8)

Loss before income taxes	(37.7)	(40.0)	(17.9)
Provision for (benefit from) income taxes	—	(0.2)	0.5

Net loss	(37.7)%	(39.8)%	(18.4)%

Comparison of the Years Ended February 28, 2013 and February 29, 2012

Net Revenue

	Years Ended February 28/29,
(dollars in thousands)	2013	2012	Increase (Decrease)

Net revenue:
SSD	$311,043	$285,644	$25,399	9%
Power supplies, memory, other	22,921	24,516	(1,595)	(7)%

Total net revenue	$333,964	$310,160	$23,804	8%

For fiscal 2013, net revenue was $334.0 million, an increase of 8% from the prior year. The increase, in absolute dollars, was primarily related to market acceptance of our SSD products. While unit shipments increased year over year, we experienced a decline in our average selling price (“ASP”) reflecting a significant increase in marketing incentives to customers and increased competition. Revenues from SSD products declined by 31% during the fourth quarter of fiscal 2013, as a result of the shortage of Flash memory world-wide and restricted vendor credit due to the restatement process. We expect the lack of availability of NAND to continue to affect our sales into fiscal 2014. Additionally we experienced a decline in the unit shipments of our power supply products and to a lesser extent, a slight decline in the ASPs of our power supplies.

Changes in revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. In addition, for fiscal 2013 and 2012, no customers accounted for more than 10% of our net revenue.

In accordance with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For both fiscal 2013 and 2012, these programs represented 15% and 10% of gross revenues, respectively. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product.

Gross Profit

	Years Ended February 28/29,
(dollars in thousands)	2013	2012	Decrease
Gross profit	$(36,519)	$12,210	$(48,729)	(399)%

Gross margin	(10.9)%	3.9%

For fiscal 2013, gross profit decreased $48.7 million and decreased as a percentage of revenue to a negative 10.9% compared to the prior-year period of 3.9%. Contributing to the decrease in gross profit was a narrowing of our product margins as we experienced declines in our ASPs in both our client and enterprise product lines and an increase in the cost of NAND flash, which is a major component of our product cost. We also implemented a strategic change by streamlining our product offerings in the third quarter of fiscal 2013. The product streamline steps included the discontinuance of low and negative margin client products in order to focus on mainstream and higher-end client products, as well as the enterprise and OEM solutions. These steps included significant charges to write-down discontinued inventories which impacted our annual gross margin by approximately 11%. Gross profit was also impacted by the write-off of $0.8 million intangible assets in the second quarter of fiscal 2013.

	Years Ended February 28/29,
(dollars in thousands)	2013	2012	Increase / (Decrease)
Operating expenses:
Research and development	$40,063	$31,635	$8,428	27%
Sales and marketing	27,738	20,771	6,967	34
General and administrative	25,675	14,267	11,408	80
Impairment of goodwill and intangible assets	2,192	61,890	(59,698)	**
Acquisition related charges	—	2,808	(2,808)	(100)
Restructuring charges	1,655	—	1,655	100

Total operating expenses	$97,323	$131,371	$(34,048)	26%

**	Not meaningful

Research and development

The increase of $8.4 million in research and development expenses for fiscal year 2013 compared to fiscal 2012 was due to significant incremental investments in product development efforts to address growing market opportunities. Employee compensation and related expenses increased by $11.0 million due to headcount increases, and a full year of expenses related to engineering teams acquired as part of the Indilinx, Sanrad and PLX acquisitions in fiscal 2012. In addition, engineering project costs, including material and tooling costs incurred with the development of product prototypes to develop the technological capabilities necessary to support new product introductions, increased $2.2 million. Research and development-related overhead costs also increased by $2.0 million in fiscal 2013 in order to support the growth in our engineering efforts.

Sales and marketing

The increase of $7.0 million in sales and marketing expenses in fiscal year 2013 compared to 2012 was primarily due to increased salaries and other compensation expense of $4.3 million related to headcount increases to support anticipated growth. In addition, marketing program costs increased $2.3 million primarily for advertising and promotion, marketing materials, and trade shows activities.

General and administrative

The increase of $11.4 million in general and administrative expenses in fiscal year 2013 compared to 2012, was primarily due to a $6.6 million increase in legal, investigative and accounting expenses arising from our internal Investigation, the ongoing SEC investigation, related accounting restatements and shareholder litigation expenses. Also contributing to the increase were higher compensation related costs of $5.6 million, which included increased stock-based compensation charges of $1.5 million related to our efforts to retain employees through our stock incentive programs, as well as a hiring incentive of cash and restricted stock units paid to recruit our new Chief Executive Officer of $1.4 million in October 2012. Additionally, we incurred expenses of $0.9 million to relocate our Taiwan office.

Impairment of goodwill and intangible assets

As of February 29, 2012, we conducted an annual impairment test on goodwill and concluded that an impairment charge of $61.9 million should be recorded in the three months ended February 29, 2012, representing a write-off of the entire amount of previously-recorded goodwill. We originally performed an annual impairment test of goodwill as of February 29, 2012, and determined that no impairment existed. However, based upon the errors and related control weaknesses described in Note 2 to our consolidated financial statements and the significant operating losses generated and reductions in our revenue forecasts, we reperformed our impairment test as of February 29, 2012, and concluded that the impairment charge should be recorded. In addition, in the fourth quarter of fiscal 2012, an impairment charge of $38,000 was recorded related to the abandonment of an in-process research and development project acquired from Indilinx. In fiscal 2013, we recorded intangible asset impairment charges of $2.2 million related to acquired or licensed intellectual property for which the underlying product line was discontinued.

Acquisition-related charges

We did not enter into any business combinations during fiscal year 2013. During fiscal 2012, we incurred $2.8 million in acquisition-related charges, including $1.7 million related to the acquisition of Indilinx in the first quarter of fiscal 2012, $0.2 million related to the acquisition of certain assets from PLX Technology, Inc. in the third quarter of fiscal 2012 and $0.9 million related to the acquisition of Sanrad in the fourth quarter of fiscal 2012.

Restructuring charges

During the third and fourth quarters of fiscal 2013, we recorded restructuring charges of $1.7 million related to our corporate initiative to make our business more efficient and profitable. Our initiative included streamlining our product offerings and shifting our sales channels towards enterprise and OEM solutions. The restructuring charges included $1.4 million for severance and benefits related to terminating 228 employees, of which, the majority were located at our Korean facility which we are closing. In addition, we recorded a $0.2 million charge for the disposal of fixed assets and $0.1 million for legal and other fees related to the Korean facility closure. No restructuring charges were recorded in fiscal 2012.

Other Income (Expense)

	Years Ended February 28/29,
(dollars in thousands)	2013	2012	Increase / (Decrease)
Other income (expenses):
Change in fair value of common stock warrants	$9,857	$(4,290)	$14,147	330%
Other income (expenses), net	(654)	(132)	(522)	(396)
Interest and financing costs	(1,138)	(739)	(399)	(54)

Other income (expense), net

Other expense, net, increased in fiscal 2013 due to unrealized losses resulting from fluctuations in foreign currency exchange rates.

Interest and financing costs

The increase in interest and financing costs of $0.4 million in fiscal 2013 was primarily due to the timing and amount borrowed, which resulted in higher average balances throughout the year on our credit facility.

Change in fair value of common stock warrant liability

The fluctuations in the change in the common stock warrant liability for fiscal years 2013 and 2012 were due to fluctuations in the trading price of our common stock underlying the common stock warrant instrument.

Provision for (Benefit from) Income Taxes

	Years Ended February 28/29,
(dollars in thousands)	2013	2012	Increase

Provision for (benefit from) income taxes	$9	$(870)	$879	121%

Our income tax provision for fiscal 2013 is comprised of tax provisions for our profitable foreign operations of $0.6 million offset by a change in various deferred tax liabilities of $0.6 million.

Included in the increase of $0.9 million income tax benefit for fiscal 2012 is a $1.3 million tax benefit from the release of valuation allowances on our deferred tax assets (“DTAs”). In connection with our acquisition of Sanrad and Indilinx during fiscal 2012, deferred tax liabilities (“DTLs”) were established related to the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by $1.3 million. The excess DTLs allow us to realize a tax benefit by releasing the valuation allowances associated with DTAs previously established from OCZ operations and resulted in an income tax benefit of $1.3 million. The benefit was offset by tax provisions for our profitable foreign operations of $0.5 million.

We anticipate that we will continue to record a valuation allowance against our U.S. deferred tax assets. We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax provision of our profitable non-U.S. jurisdictions. At February 28, 2013, we had federal and state net operating loss carry forwards of approximately $177 million and $127 million, respectively. The Federal and state net operating loss carry forwards expire at various dates from 2033 through 2034.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Comparison of the Years Ended February 29, 2012 and February 28, 2011

Net Revenue

	Years Ended February 28/29,
(dollars in thousands)	2012	2011	Increase / (Decrease)
Revenue:
SSD	$285,644	$121,441	$164,203	135%
Power supplies, memory, other	24,516	59,187	(34,671)	(59)%

Total revenue	$310,160	$180,628	$129,532	72%

The increase in consolidated net revenue of $164.2 million, an increase of 135% from fiscal 2011 to fiscal 2012, was primarily due to increased worldwide demand for SSD products. During fiscal 2012, the SSD storage market was characterized by rapid growth and rapid technological advances and OCZ was able to deliver significant new SSD products throughout the year to meet evolving customer needs and requirements for faster, reliable storage capabilities. Power supplies, memory processing, and other revenue decreased in fiscal year ended February 2012 compared to fiscal year ended February 2011 by 59%, as expected, reflecting our decision to discontinue offering legacy memory products and focus strategically on gaining SSD market share.

Gross Profit

	Years Ended February 28/29,
(dollars in thousands)	2012	2011	Increase
Gross profit:	$12,210	$10,077	$2,133	21%

Gross margin	3.9%	5.6%

The increase in gross profit of $2.1 million, or 21%, from fiscal 2011 to 2012 is directly related to the increase in net revenue of 72% over 2011, the change in product mix towards higher margin enterprise products and our key initiative to purchase the majority of our NAND flash, which accounts for the majority of our product costs, directly from manufacturers rather than on the spot market through brokers contributed to lower cost. However, during fiscal 2012 we incurred significant charges to write-down our inventories which impacted our annual gross margin by approximately 8%

Operating Expenses

	Years Ended February 28/29,
(dollars in thousands)	2012	2011	Increase / (Decrease)
Operating expenses:
Research and development	$31,635	$5,541	$26,094	471%
Sales and marketing	20,771	11,501	9,270	81
General and administrative	14,267	12,200	2,067	17
Impairment of goodwill and intangible assets	61,890	994	60,896	**
Acquisition related charges	2,808	—	2,808	100

Total operating expenses	$131,371	$30,236	$101,135	334%

**	Not meaningful

Research and development

The increase of $26.1 million in research and development expenses in fiscal 2012 compared to fiscal 2011 was due to increased product development investments to address the expanding market opportunities. Payroll and related expenses increased $13.7 million, which included stock-based compensation of $1.4 million, due to the 2012 acquisitions of Indilinx and Sanrad referred to above, and due to the addition of approximately 100 research and development positions added in our corporate headquarters in San Jose, California. In addition, we increased investments in engineering project costs of $10.0 million, and other overhead costs of $2.0 million, including depreciation of $0.5 million, to build incremental product features to address the needs of the rapidly evolving market for solid state drives.

Sales and marketing

The increase of $9.3 million in sales and marketing expenses in fiscal 2012 compared to fiscal 2011 was primarily due to increased staffing and related payroll expenses, including commissions of $5.3 million and other direct selling costs of $3.0 million, including shipping costs of $1.8 million associated with the net revenue growth of 72%.

General and administrative

The increase of $2.1 million in general and administrative expenses in fiscal 2012 compared to fiscal 2011, primarily included increased payroll and related expenses associated with additional administrative personnel of $1.4 million, including an increase in stock based compensation in fiscal 2012 related to the higher fair value of stock options granted in fiscal 2012 than in previous years. Legal and professional fees increased by $1.3 million to support the significant company growth. General and administrative expenses for fiscal 2011 included a charge of $1.3 million related to a legal action asserted by a former product supplier.

Impairment of goodwill and intangible assets

As of February 29, 2012, we recorded impairment charges of $61.9 million related to goodwill and certain intangible assets, as described above. In fiscal 2011, we acquired certain assets of Solid Data Systems (“SDS”) and shortly following the acquisition, we determined that a charge should be recorded to impair the value of the goodwill and intangible assets acquired. Accordingly, an impairment charge of $1.0 million was recorded in the third quarter of fiscal 2011.

Acquisition-related charges

During our fiscal year ended February 2012, we incurred $2.8 million in acquisition-related charges, including $1.7 million related to the acquisition of Indilinx in the first quarter of fiscal 2012, $0.9 million related to the acquisition of Sanrad in the fourth quarter of fiscal 2012 and $0.2 million related to the acquisition of certain assets from PLX Technology, Inc. in the third quarter of fiscal 2012. We had no acquisition related charges during fiscal 2011.

Other Income (Expense)

	Years Ended February 28/29,
(dollars in thousands)	2012	2011	Decrease
Other income (expense):
Change in fair value of common stock warrants	$(4,290)	$(7,924)	$(3,634)	(46)%
Other income (expense), net	(132)	(1,068)	(936)	(88)
Interest and financing costs	(739)	(3,174)	(2,435)	(77)

Other income (expense), net

The reduction in other income (expense), net, of $0.9 million from fiscal 2011 to fiscal 2012 was due to the write-off of the notes receivable and business investment in BCInet of $1.0 million in fiscal 2011.

Interest and financing costs

The decrease in interest and financing costs of $2.4 million from fiscal 2011 to fiscal 2012 was due to the repayment during the first quarter of fiscal 2012 of our outstanding debt that existed at the end of fiscal 2011 and due to certain loan cancellation fees and borrowing expenses incurred in fiscal 2011 that did not recur in fiscal 2012.

Change in fair value of common stock warrants

The fluctuations in the change in the common stock warrant liability for fiscal years 2012 and 2011 were due to fluctuations in the trading price of our common stock underlying the common stock warrant instrument.

Provision For (Benefit from) Income Taxes

	Years Ended February 28/29,
(dollars in thousands)	2012	2011	Increase / (Decrease)
Provision for (benefit from) income taxes	$(870)	$861	$(1,731)	(201)%

Included in the $0.9 million income tax benefit for fiscal 2012 is a $1.3 million tax benefit from the release of valuation allowances on our deferred tax assets (“DTAs”). In connection with our acquisition of Sanrad and Indilinx during fiscal 2012, deferred tax liabilities (“DTLs”) were established related to the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by $1.3 million. The excess DTLs allow us to realize a tax benefit by releasing the valuation allowances associated with DTAs previously established from OCZ operations and resulted in an income tax benefit of $1.3 million. The benefit was offset by tax provisions for our profitable foreign operations of $0.5 million.

The income tax provision for fiscal 2011 was due primarily to a $0.8 million increase in our valuation allowances for the deferred tax assets due to the uncertainty surrounding the future realization of the potential tax benefit.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the twelve quarters in the period ended February 28, 2013. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, including Note 2, “Restatements of Previously-Issued Financial Statements” and Note 20, “Selected Quarterly Financial Information (Unaudited)”. The information below for the three month periods ended August 31, 2012 and November 30, 2012 has not been included in a previously-filed Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Quarterly Consolidated Statements of Operation for the Fiscal Years Ended February 28/29, 2013, 2012 (as restated) and 2011 (as restated)

	Three Months Ended				Three Months Ended				Three Months Ended
	May 31, 2010	August 31, 2010	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
					(In thousands)

Net revenue	$34,227	$34,821	$52,600	$58,980	$63,968	$76,396	$87,660	$82,137	$76,492	$88,598	$99,202	$69,672
Cost of revenue	31,519	36,573	49,249	53,211	58,359	69,569	86,649	83,373	84,897	92,667	124,406	68,513

Gross profit	2,708	(1,752)	3,351	5,769	5,609	6,828	1,011	(1,237)	(8,405)	(4,069)	(25,204)	1,159

Research and development	863	970	1,188	2,520	3,532	5,970	7,055	15,079	11,805	11,489	8,831	7,938
Sales and marketing	2,417	2,753	3,022	3,310	4,157	4,904	5,446	6,264	6,749	8,373	7,160	5,456
General and administrative	2,530	3,765	3,148	2,757	3,199	2,744	3,063	5,261	4,423	5,960	7,456	7,836
Impairment of goodwill and intangible assets	—	—	994	—	—	—	—	61,890	—	781	1,411	—
Acquistion-related charges	—	—	—	—	1,702	—	—	1,106	—	—	—	—
Restructuring charges	—	—	—	—	—	—	—	—	—	—	1,475	180

Total operating expenses	5,810	7,488	8,352	8,587	12,590	13,618	15,564	89,600	22,977	26,604	26,333	21,410

Loss from operations	(3,102)	(9,239)	(5,001)	(2,818)	(6,981)	(6,791)	(14,553)	(90,836)	(31,382)	(30,673)	(51,537)	(20,251)
Change in fair value of common stock warrant liability	(899)	2,450	(2,788)	(6,687)	(4,241)	5,387	(2,998)	(2,438)	7,017	(2,084)	4,899	25
Other expense, net	(3)	(8)	(101)	(956)	(75)	2	(64)	5	(104)	(258)	(128)	(164)
Interest and financing costs	(542)	(626)	(851)	(1,155)	(302)	(81)	(80)	(276)	(56)	(40)	(171)	(871)

Loss before income taxes	(4,546)	(7,423)	(8,741)	(11,616)	(11,599)	(1,483)	(17,695)	(93,545)	(24,525)	(33,055)	(46,936)	(21,261)
Provision for (benefit from) income taxes	—	836	25	—	154	267	299	(1,590)	(41)	124	88	(162)

Net loss	$(4,546)	$(8,259)	$(8,766)	$(11,616)	$(11,753)	$(1,750)	$(17,994)	$(91,955)	$(24,484)	$(33,179)	$(47,024)	$(21,099)

As a Percentage of Net Revenue

	Three Months Ended				Three Months Ended				Three Months Ended
	May 31, 2010	August 31, 2010	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.1	105.0	93.6	90.2	91.2	91.1	98.8	101.5	111.0	104.6	125.4	98.3

Gross profit	7.9	(5.0)	6.4	9.8	8.8	8.9	1.2	(1.5)	(11.0)	(4.6)	(25.4)	1.7

Research and development	2.5	2.8	2.3	4.3	5.5	7.8	8.0	18.4	15.4	13.0	8.9	11.4
Sales and marketing	7.1	7.9	5.7	5.6	6.5	6.4	6.2	7.6	8.8	9.5	7.2	7.8
General and administrative	7.4	10.8	6.0	4.7	5.0	3.6	3.5	6.4	5.8	6.7	7.5	11.2
Impairment of goodwill and intangible assets	—	—	1.9	—	—	—	—	75.4	—	0.9	1.4	—
Acquistion-related charges	—	—	—	—	2.7	—	—	1.3	—	—	—	—
Restructuring charges	—	—	—	—	—	—	—	—	—	—	1.5	—

Total operating expenses	17.0	21.5	15.9	14.6	19.7	17.8	17.8	109.1	30.0	30.0	26.5	30.7

Loss from operations	(9.1)	(26.5)	(9.5)	(4.8)	(10.9)	(8.9)	(16.6)	(110.6)	(41.0)	(34.6)	(52.0)	(29.1)
Change in fair value of common stock warrant liability	(2.6)	7.0	(5.3)	(11.3)	(6.6)	7.1	(3.4)	(3.0)	9.2	(2.4)	4.9	0.0
Other income (expense), net	(0.0)	(0.0)	(0.2)	(1.6)	(0.1)	0.0	(0.1)	0.0	(0.1)	(0.3)	(0.1)	(0.2)
Interest and financing costs	(1.6)	(1.8)	(1.6)	(2.0)	(0.5)	(0.1)	(0.1)	(0.3)	(0.1)	(0.0)	(0.2)	(1.3)

Loss before income taxes	(13.3)	(21.3)	(16.6)	(19.7)	(18.1)	(1.9)	(20.2)	(113.9)	(32.1)	(37.3)	(47.3)	(30.5)
Provision for (benefit from) income taxes	—	2.4	0.1	—	0.3	0.4	0.3	(1.9)	(0.1)	0.1	0.1	(0.2)

Net loss	(13.3%)	(23.7%)	(16.7%)	(19.7%)	(18.4%)	(2.3%)	(20.5%)	(112.0%)	(32.0%)	(37.4%)	(47.4%)	(30.3%)

Year-over-Year Increase (Decrease) for the Fiscal Years Ended February 28/29, 2013 and 2012 (as restated)

	Three Months Ended				Three Months Ended
	May 31, 2011	August 31, 2011	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012	February 28, 2013
	Restated	Restated	Restated	Restated	Restated
Net revenue	86.9%	119.4%	66.7%	39.3%	19.6%	16.0%	13.2%	(15.2%)
Cost of revenue	85.2%	90.2%	75.9%	56.7%	45.5%	33.2%	43.6%	(17.8%)

Gross profit	107.1%	(489.8%)	(69.8%)	(121.4%)	(249.9%)	(159.6%)	(2593.5%)	(193.7%)

Research and development	309.3%	515.4%	493.8%	498.4%	234.2%	92.5%	25.2%	(47.4%)
Sales and marketing	72.0%	78.2%	80.2%	89.2%	62.3%	70.7%	31.5%	(12.9%)
General, administrative and operations	26.4%	(27.1%)	(2.7%)	90.8%	38.3%	117.2%	143.4%	48.9%
Impairment of goodwill and intangible assets	0.0%	0.0%	(100.0%)	0.0%	0.0%	0.0%	0.0%	(100.0%)
Acquistion-related charges	0.0%	0.0%	0.0%	0.0%	(100.0%)	0.0%	0.0%	(100.0%)
Restructuring charges	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Total operating expenses	116.7%	81.9%	86.3%	943.5%	82.5%	95.4%	69.2%	(76.1%)

Loss from operations	125.1%	(26.5%)	191.0%	3123.7%	349.5%	351.7%	254.1%	(77.7%)
Change in fair value of common stock warrant liability	371.7%	119.9%	7.5%	(63.5%)	(265.5%)	(138.7%)	(263.4%)	(101.0%)
Other income (expense), net	2400.0%	(125.0%)	(36.6%)	(100.5%)	38.7%	(13000.0%)	100.0%	(3380.0%)
Interest and financing costs	(44.3%)	(87.1%)	(90.6%)	(76.1%)	(81.5%)	(50.8%)	113.3%	215.7%

Loss before income taxes	155.2%	(80.0%)	102.4%	705.3%	111.4%	2129.4%	165.3%	(77.3%)
Provision for (benefit from) income taxes	0.0%	(68.1%)	1096.0%	0.0%	(126.6%)	(53.6%)	(70.6%)	(89.8%)

Net loss	158.6%	(78.8%)	105.3%	691.6%	108.3%	1796.3%	161.3%	(77.1%)

Comparison of Quarterly Changes between Fiscal Years Ended February 28/29, 2012 (as restated) and 2013

The commentary below discusses the quarterly changes between fiscal 2012 and fiscal 2013:

Net Revenue – Net revenue increased sequentially during each quarter of fiscal 2013, but declined in the fourth quarter due to a lack of availability of NAND Flash reflecting the worldwide shortage of Flash memory and due to restricted vendor credit, largely as a result of the restatement process.

Gross Profit – Gross profit declined beginning in the fourth quarter of fiscal 2012 to a negative level and we continued to reflect negative gross profits until the fourth quarter of 2013. During this time period we incurred significant provisions for inventory write-downs for excess quantities of finished goods and component parts as projected sales fell short of actuals. Specifically, we took the initial steps of streamlining our product offerings to focus on the mainstream and higher-end client products, as well as the enterprise and OEM solutions in the third quarter of fiscal 2013. In connection with this initiative, we discontinued low and negative margin client products. For fiscal 2013, we incurred significant charges to write-down our inventories which impacted our annual gross margin by approximately 11%. In addition, we were incurring significant competitive pressure on our average selling prices as we were discounting our prices heavily to move product in the market.

Research and Development – In the first, second and third quarters of fiscal 2013, we increased our investments in research and development significantly on a year-over-year basis. These increased investments included significant additional salaries and other compensation to facilitate new product introductions and increases in prototype parts and other investments to support new product introductions and customer-specific non-recurring engineering efforts. Research and development costs declined significantly in the fourth quarter of 2013 due mostly to the headcount reductions included in the restructuring in the prior quarter.

Sales and Marketing – Sales and marketing costs increased significantly in the first two quarters of fiscal 2013 due largely to the sales headcount and commissions associated with the significant increases in revenue. In addition, during the first three quarters of fiscal 2013, we significantly increased marketing investments in both headcount and programs in order to drive growth. In the fourth quarter of fiscal 2013, sales and marketing declined due to lower commissions from the reduced net revenue and due to headcount and other reductions as a part of our restructuring in the third quarter of 2013.

General and Administrative – General and administrative costs increased in each quarter of fiscal 2013 due to the following factors: 1) higher administrative headcount needed to support the higher revenue volumes, 2) higher bad debt provisions as a result of the increased revenue transactions, 3) increases in contract labor to support company growth, and 4) increases in legal, investigation and accounting expenses arising from our internal Investigation, the ongoing SEC investigation, the related accounting restatements and shareholder litigation.

Impairment of Goodwill and Intangible Assets – In fiscal 2013, we recorded intangible asset impairment charges of $2.2 million related to acquired or licensed intellectual property for which the underlying product line was discontinued. As of February 29, 2012, we recorded impairment charges of $61.9 million related to goodwill and certain intangible assets, as described above.

Acquisition-Related Charges – Acquisition-related charges were comprised of $1.7 million in the first quarter of fiscal 2012 related to the acquisition of Indilinx, and $0.2 million related to the acquisition of PLX Technology, Inc. and $0.9 million related to the acquisition of Sanrad in the fourth quarter of fiscal 2012.

Restructuring – During the third and fourth quarters of fiscal 2013, we recorded severance and other restructuring costs of $1.7 million related to a restructuring plan to make our business more efficient and profitable. Our plan included streamlining our product offerings and shifting our sales channels towards enterprise and OEM solutions.

Other Expense, Net – Other expense, net, increased in the second quarter of fiscal 2013 due to a charge to write-off fixed assets and unrealized losses due to fluctuations in foreign currency exchange rates.

Interest and Financing Costs – Interest and financing costs increased in the fourth quarter of fiscal 2013 due to a fee related to the termination of the Wells Fargo Capital Finance credit facility.

Change in Fair Value of Common Stock Warrant Liability – The fluctuations in the revaluation to fair value of common stock warrant liability in fiscal 2013 as compared to the comparable quarters of 2012 were due to fluctuations in the trading price of the common stock underlying the warrant instrument.

Comparison of Quarterly Changes between Fiscal Years Ended February 28/29, 2011 (as restated) and 2012 (as restated)

The commentary discusses the quarterly changes between fiscal 2011 and fiscal 2012:

Net Revenue – The increases in consolidated net revenue throughout fiscal 2011 and 2012 were due to increased worldwide demand for SSD products. The storage market was characterized by rapid growth and rapid technological advances and OCZ was able to deliver significant new SSD products to meet the evolving customer needs and requirements for faster, reliable storage capabilities. Memory processing, power supplies, and other revenue declined in fiscal year ended February 2012 compared to fiscal year ended February 2011 as expected, reflecting our decision to end the legacy memory products and focus strategically on gaining SSD market share.

Gross Profit – Gross margins on our product shipments increased in 2012 over 2011 as the product mix shifted to a higher percentage of SSD products over the year. In addition, we benefited from our initiative to purchase NAND flash, which accounts for the majority of the SSD product costs directly from manufacturers rather than from brokers. Beginning in the fourth quarter of fiscal 2012 we reflected negative gross profits as we were incurring significant provisions for inventory write-downs for excess quantities of finished goods and component parts and we began incurring competitive pressure on our average selling prices as we were discounting our prices heavily to move product in the market.

Research and Development – Research and development costs increased significantly in each quarter of fiscal 2012 sequentially and compared to the same quarter of the prior year as we increased engineering headcount aggressively to meet build new products to bring to the high-growth SSD market. These costs primarily included employee compensation and contractor and recruiting costs. In addition, rent, depreciation and other overhead costs increased due to the higher facility costs and the higher headcount.

Sales and Marketing – Sales and marketing costs also increased significantly each quarter in fiscal 2012 due to higher commissions, shipping costs and other selling costs due to the increased revenue, and due to increased selling and marketing headcount to address the growing market opportunities.

General and Administrative – General and administrative expenses stayed generally flat from 2011 to 2012 with the exception of a charge of $1.3 million charge in the second fiscal quarter of 2011 related to a legal action asserted by a former product supplier an increase in stock based compensation in fiscal 2012 related to the higher fair value of stock options granted in fiscal 2012 than in previous years, and a one-time charge of $0.9 million in the fourth quarter of fiscal 2012 related to relocation of our Taiwan office.

Impairment of Goodwill and Intangible Assets – As of February 29, 2012, we recorded impairment charges of $61.9 million related to goodwill and certain intangible assets, as described above. In our third quarter of fiscal 2011, we acquired certain assets of Solid Data Systems (“SDS”) and shortly following the acquisition, we determined that a charge should be recorded to impair the value of the goodwill and intangible assets acquired. Accordingly, an impairment charge of $1.0 million was recorded in the third quarter of fiscal 2011.

Acquisition-Related Charges — Acquisition-related charges were comprised of $1.7 million in the first quarter of fiscal 2012 related to the acquisition of Indilinx, and $0.2 million related to the acquisition of PLX Technology, Inc. in the third quarter of fiscal 2012 and $0.9 million related to the acquisition of Sanrad in the fourth quarter of fiscal 2012.

Other Expense, Net – Other expense, net consists of foreign currency transaction gains and loss, and miscellaneous income and expense. Amounts reflected are typically small for each period presented with the exception of a write-off of the notes receivable and business investment in BCInet of $1.0 million in the fourth fiscal quarter of fiscal 2011.

Interest and Financing Costs – Interest and financing costs fluctuate with the level of outstanding borrowings incurred in financing our operations. In the first quarter of fiscal 2012, we repaid in full our credit facility with Silicon Valley Bank and immediately entered into a new credit facility with Wells Fargo Capital Finance, Inc. However, the average outstanding loan balances throughout the remainder of 2012 remained lower than in the previous year thereby reflecting a corresponding decrease in interest expense for subsequent periods.

Change in Fair Value of Common Stock Warrant Liability — The fluctuations in the revaluation to fair value of common stock warrant liability in fiscal 2013 as compared to the comparable quarters of fiscal 2012 were due to fluctuations in the trading price of the common stock underlying the warrant instrument.

Liquidity and Capital Resources

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred recurring operating losses and negative cash flows from operating activities since inception through February 28, 2013. In addition, we have an accumulated deficit of $311 million as of February 28, 2013. Through February 28, 2013, we have not generated sufficient cash from operations and have relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. Compliance by us with the provisions of our credit agreements, our ability to obtain alternative or additional financing when needed, and our ability to generate profitable operations are important parts of our ability to continue as a going concern.

We will be required to secure one or more additional financings to fund our near-term operations. Raising additional capital involves risks and uncertainties, and alternative or additional funding may not be available to us on acceptable terms, on a timely basis, or at all. The Company believes that a number of factors will contribute to its financing risks, including its history of operating losses, its accounting restatement and its inability to use simplified securities registration forms due to the delays in filing its recent annual and quarterly reports with the SEC. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other securities linked to our equity, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

Our credit agreements and other loan documents include material debt service costs, operating ratios that we must meet and other financial covenants such as the raising of additional capital and the delivery of past due audited financial statements to the lenders. In order to fund debt service costs and operate profitably, we may have to curtail our operations to reduce costs. Doing so may be disruptive to the business and affect our ability to compete effectively and operate efficiently. Further, we are currently not in compliance with certain of our lending covenants, including certain minimum operating ratios, and there can be no assurances that we will be able to obtain a waiver for non-compliance and comply with these covenants in the future. If we do not obtain a waiver and maintain future compliance with the covenants in our credit agreements or if we are not able to generate sufficient cash from operations to make the principal and interest payments under the agreements when due, the lenders could declare a default. Any default under our credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements and to foreclose on our assets that have been pledged as collateral under the applicable agreement.

If lenders were to exercise their rights to accelerate the indebtedness outstanding, we would be required to secure additional sources of funding, which may have a material adverse effect on our business, liquidity and financial condition. This and other factors included above raise substantial doubt about our ability to continue as a going concern. Management plans regarding these going concern uncertainties include various initiatives, including continued shifts to more profitable, higher-margin enterprise products, the introduction of new products as complete systems solutions, continued reduction of costs and the exploration of potential strategic alternatives for the business or segments of the business. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of February 28, 2013, our principal sources of liquidity were our cash and cash equivalents of $12.3 million, the majority of which was held in the United States. During the first quarter of fiscal 2014, additional sources of liquidity were made available to us under a new Term Loan of up to an aggregate principal amount of $15 million and a revolving loan facility (“Loan Facility”) up to an aggregate principal amount of $15 million. Additionally, we issued $13.1 million of Subordinate Secured Debentures in August 2013. Since our inception, we have historically not generated sufficient cash from operations and have relied upon funds from equity offerings and debt financings. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of February 28, 2013, we had no material commitments for capital expenditures.

The following table summarizes our cash flows for the presented periods (in thousands):

	Years Ended February 28/29
	2013	2012	2011
		Restated	Restated

Net cash used in operating activities	$(82,295)	$(90,533)	$(26,263)
Net cash used in investing activities	(6,353)	(6,195)	(3,222)
Net cash provided by financing activities	8,761	171,287	45,899

Operating activities

Net cash used in operating activities was $82.3 million for our fiscal year ended February 28, 2013. Our net loss for 2013 was $125.8 million which included non-cash charges for excess and obsolete inventory, stock-based compensation, impairment of intangible assets and depreciation and amortization, net of an adjustment to the fair value of warrants. Additional sources of cash included decreases in accounts receivable and inventory due to strong collection efforts and management’s focus on inventory management including the liquidation of slow-moving inventory. These additional sources of cash were partially offset by a decrease in our accounts payable.

Net cash used in operating activities was $90.5 million for fiscal year ended February 29, 2012. Our net loss for 2012 was $123.5 million which included non-cash impairment of goodwill and intangible assets, non-cash increases in our accounts receivable allowances, excess and obsolete inventory charges, stock-based compensation, depreciation and amortization, and adjustments to the fair value of warrants. Additional sources of cash included increases in accounts payable and other accrued liabilities related primarily to the timing of obligations offset by increases in inventory and accounts receivable.

Net cash used in operating activities was $26.3 million for our fiscal year ended February 28, 2011. Our net loss for 2011 was $33.2 million which included non-cash stock-based compensation, depreciation and amortization, increases to bad debt reserves, and adjustment to the fair value of warrants. Additional sources of cash included an increase in accounts payable related primarily to the timing of obligations. Offsetting these increases to cash were increases in accounts receivable and inventory related to our increase in revenues.

Investing activities

Net cash used in our investing activities was $6.4 million for our fiscal year ended February 28, 2013, which primarily related to the purchase of fixed assets for our manufacturing facility in Taiwan to support the growth of our business.

Net cash used in our investing activities was $6.2 million for fiscal year ended February 29, 2012. Investing activities primarily consisted of purchases of fixed assets for our manufacturing facility in Taiwan to support our growth, the purchase of intellectual property and licenses to support our engineering efforts and the acquisitions of Indilinx, PLX and Sanrad, net of cash received.

Net cash used in our investing activities was $3.2 million for the fiscal year ended February 28, 2011. Investing activities primarily consisted of the purchase of fixed assets for the establishment of a warehouse and our manufacturing facility in Taiwan to support our growth.

Financing activities

Net cash provided by financing activities was $8.8 million for fiscal year ended February 28, 2013, primarily consisting of proceeds from the issuance of common stock.

Net cash provided by our financing activities was $171.3 million for fiscal year ended February 29, 2012, primarily consisting of proceeds from the issuance of common stock, partially offset by the repayment of our bank loan with Silicon Valley Bank.

Net cash provided by our financing activities was $45.9 million for the fiscal year ended February 28, 2011, primarily consisting of proceeds from the issuance of common stock and from borrowings from our bank loan with Silicon Valley Bank.

Other factors affecting liquidity and capital resources

We have historically not generated sufficient cash from operations and have relied upon equity offerings and debt financing such as trade financing from vendors, bank lines of credit and term loans.

Wells Fargo Capital Finance

On May 10, 2012 we signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility. Borrowings under the WFCF facility were limited to the borrowing base based on our receivables. The WFCF facility had a 5-year term and provided for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings if certain conditions were met. The WFCF facility contained minimum liquidity levels and certain financial covenants if these levels were not met. There were also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contained an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined. On March 11, 2013, we terminated the credit facility with WFCF, and we had no debt outstanding on the facility as of February 28, 2013.

Hercules Technology Growth Capital, Inc.

On March 11, 2013, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), pursuant to which a Term Loan of up to an aggregate principal amount of $15 million and a revolving loan facility (“Loan Facility”) up to an aggregate principal amount of $15 million was available to us pursuant to the terms and conditions thereof. Our availability under the Loan Facility was limited to a borrowing base of eligible accounts receivable (less certain reserves) multiplied by an advance rate.

The Loan Agreement provided for an initial Term Loan advance of $10 million, which closed on March 11, 2013, and an additional Term Loan advance of up to $5 million, which was contingent upon our being current in our SEC filings and achieving certain EBITDA and liquidity levels for two consecutive quarters. During the first year, the Term Loan would bear interest in cash at an annual interest rate equal to the greater of 12.50% or prime plus 8.75%. After the first year, if no event of default existed on the first anniversary of the closing of the Loan Agreement, the Term Loan would bear interest in cash at an annual rate equal to the greater of 10% or prime plus 6.25%. In addition to cash interest, the Term Loan would accrue payment in kind (“PIK”) interest at a PIK interest rate of 3.0% per year. The Loan Agreement provided for interest-only payments on the Term Loan for six months and repayment of the aggregate outstanding principal balance of the Term Loan in monthly installments starting on November 1, 2013 and continuing through June 1, 2014.

The Loan Agreement also provided access to the $10 million Loan Facility which was to be repaid in full on April 1, 2016. An additional $5 million of the Loan Facility was to be available upon our obtaining additional financing of at least $10 million. Hercules is not required to make any advances under the Loan Facility except in its sole discretion. The loans under the Loan Facility was to bear interest at an annual rate equal to the greater of 9% or prime plus 5.25%. We were also obligated to pay an unused line fee on the Loan Facility of 0.50% per annum times the unused portion of the Loan Facility. Unless the Loan Facility had been terminated prior to such date, on the first anniversary of the closing date of the Loan Agreement, we were obligated to pay a fee of 1.0% times the Loan Facility.

Upon the occurrence and during the continuation of an event of default under the Loan Agreement, the interest rate applicable to both the Term Loan and the Loan Facility would be increased by 2% per annum.

If all loans under the Loan Agreement are repaid and the Loan Facility was terminated prior to the scheduled maturity of the Loan Agreement, we would be obligated to pay a prepayment charge to Hercules equal to: if prepaid and terminated in any of the first 12 months following the closing date, 2.00% of the amount of the Term Loan and the Loan Facility; after 12 months following the closing date but prior to 24 months following the Closing Date, 1.50% of the amount of the Term Loan and the Loan Facility; and thereafter, 1.00% of the amount of the Term Loan and the Loan Facility. Additionally, the Loan Facility carries a loan termination fee of $0.4 million.

Per the financial covenants, we must raise a minimum of $20.0 million in new equity or subordinated debt no later than January 31, 2014, of which $13.1 million was raised in connection with the sale of our Debentures in August 2013. Our failure to comply with any financial covenant could result in an event of default.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants including, among others, covenants regarding the maintenance of certain financial tests, covenants relating to financial reporting, compliance with laws, limitations on debt, liens, dividends, investments, mergers and acquisitions and sales of our assets.

In connection with the Loan Agreement, the Lender was granted a security interest in substantially all of our personal property domestic subsidiaries, whether now owned or hereafter acquired.

Pursuant to the Loan Agreement, we issued Hercules a warrant (the “March Warrants”) to purchase a number of shares of our common stock equal to $1.5 million divided by the then existing exercise price (initially $2.18 per share). In June 2013, we entered into an amendment to the Loan Agreement that redefined certain calculations with respect to the financial tests and extended the requirement to consummate such financing to June 21, 2013. We agreed to certain other terms and conditions, including an amendment to the March Warrants and the issuance of additional warrants to purchase that number of shares of the Company’s common stock equal to the quotient obtained by dividing $365,000 (the “Aggregate Amount”) by an exercise price which was initially set at $1.46 per share (the “June Warrants”), resulting in 250,000 shares of common stock issuable upon full exercise of the June Warrants; provided, that if we did not consummate a financing of new equity, together with any subordinated debt, of at least $10 million on or before June 18, 2013, the Aggregate Amount increased by $73,000 each calendar day until the closing of such financing, and the payment of an amendment fee of $200,000.

In August 2013, we entered into a second amendment to the Loan and Security Agreement (the “Second Amendment”). Under the Second Amendment:

•	all outstanding amounts under the Hercules Loan Agreement, other than the Warrant Exchange Fee (as defined below), are due and payable June 1, 2014;

•	Hercules may make advances under the revolving portion of the Hercules Loan Agreement in its sole discretion;

•

the principal balance on the term loan outstanding on October 31, 2013 is repayable in equal monthly installments of principal and interest beginning November 1, 2013 (calculated on a mortgage style basis as if the final maturity date was 30 months after the date of the initial installment), with the balance due on June 1, 2014;

•

we are required to provide Hercules with our audited financial statements for the fiscal years ended February 29, 2012 and February 28, 2013 as soon as practicable and in any event by September 16, 2013;

•	certain covenants were amended to permit us to issue the Debentures and perform its obligations there under;

•

if, prior to delivery of our financial statements for any fiscal quarter, we take action to improve its liquidity to the satisfaction of Hercules, the quarterly EBITDA and minimum liquidity covenants will be deemed to be waived until delivery of the financial statements for the next fiscal quarter; and

•	Hercules waived all events of default existing prior to the date of the Second Amendment.

In addition, pursuant to the Second Amendment, the March Warrants and June Warrants were cancelled in exchange for a fee (the “Warrant Exchange Fee”) of $6.5 million, payable upon the earlier to occur of (a) the consummation of any sale of all or any material portion of our assets in one or a series of transactions, the merger, consolidation, share exchange or similar transaction with or into another corporation, company or other entity or a Change of Control (as defined in the Hercules Loan Agreement), (b) the payment in full in cash of the then outstanding principal amount of and all accrued and unpaid interest on the Debentures, (c) the Hercules term loan maturity date, or (d) the payment in full of the outstanding secured obligations under the Hercules Loan Agreement. However, the Second Amendment provides that we shall not make and Hercules shall not accept the payment of the Warrant Exchange Fee unless and until the principal amount of the outstanding Debentures and all accrued and unpaid interest, fees and other amounts due and payable thereon shall have been paid in full or otherwise converted into shares of common stock. The Warrant Exchange Fee does not bear interest but it is secured by the collateral under the Hercules Loan Agreement. As of the time immediately prior to the cancellation of the March Warrants and June Warrants, such warrants entitled Hercules to purchase 4,077,397 shares of our common stock at an exercise price of $1.46 per share, with the March Warrants to purchase 1,027,397 shares to expire in March 2018 and the June Warrants to purchase 3,050,000 shares to expire in June 2018. The March Warrants and the June Warrants were cancelled effective August 13, 2013.

We currently are not in compliance with certain of our covenants regarding operating ratios and providing Hercules with audited financial statements as provided for under the Second Amendment, and there can be no assurances that we will be able to obtain a waiver for non-compliance and comply with these covenants in the future. If we do not obtain a waiver and maintain future compliance with the covenants in the Hercules Loan Agreement, the lender could declare a default. Any default under the Hercules Loan Agreements will allow the lender under the Loan Agreement the option to demand repayment of the indebtedness outstanding.

Subordinate Senior Secured Convertible Debentures and Warrants

Also in August 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which we issued $13.1 million aggregate principal amount of 9% Subordinate Senior Secured Convertible Debentures due August 13, 2014 (the “Debentures”) at par and issued warrants to purchase 5,778,750 shares of our common stock (the “August Warrants”) that are exercisable until August 13, 2018. The conversion price of the Debentures is $1.70 per share, and the exercise price for the August Warrants is $0.75 per share, both subject to adjustment. The Debentures are secured by a security interest in substantially all of our personal property. The indebtedness and obligations under the Debentures, as well as the liens securing such indebtedness and obligations, are subordinate to the Loan Agreement, except as otherwise described below. The Debentures bear interest at a rate of 9% per annum, payable monthly in arrears in cash, and mature August 13, 2014.

The Debentures are redeemable at the election of the holders if (i) OCZ announces a Change in Control Transaction (as defined in the Debentures), or (ii) OCZ or a subsidiary enters into an agreement providing for the sale of a material portion of their respective assets for gross proceeds of $50 million or more. The redemption price is the sum of (a) 125% of the then outstanding principal amount of the Debenture being redeemed, (b) accrued but unpaid interest, (c) all liquidated damages and other amounts due in respect of the Debenture and (d) an additional amount equal to the amount of interest that, but for such redemption, would have accrued with respect to the principal amount of the Debenture for the period from the date of such redemption through the maturity date.

The Debentures contain covenants that restrict the ability of OCZ and our subsidiaries to incur additional indebtedness, excluding permitted indebtedness such as borrowing under the Loan Agreement, pledge assets, amend its charter documents in any manner that materially and adversely affects the rights of the holders of the Debentures, repurchase equity securities, prepay indebtedness, pay dividends or enter into transactions with affiliates except on an arms’-length basis. The Debentures provide for customary events of default for transactions of this nature, including a cross-default provision under which an event of default may be declared by the holders if an event of default is declared and the repayment of borrowings is accelerated under any of the Company’s other credit agreements. If an event of default occurs under the Debentures, the holders may declare the outstanding principal amount thereof to be immediately due and payable. The amount due and payable in the event of an acceleration following an event of default would be the sum of (a) the greater of (i) the outstanding principal amount of the Debentures, plus all accrued and unpaid interest hereon, divided by the conversion price, multiplied by the volume weighted average price of our common stock over the period specified in the Debentures, or (ii) 125% of the outstanding principal amount of the Debentures, plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debentures.

If we are not current in our SEC filings at any time after six months following the date of the Purchase Agreement and prior to the date on which the Debentures, the August Warrants and the underlying shares may be resold by non-affiliates without restriction under Rule 144, we would owe liquidated damages equal to 2% of the principal amount of the Debentures per month until we make the required SEC filings or the underlying shares may be resold by non-affiliates without complying with the current public information requirement of Rule 144. In connection with the Purchase Agreement, we entered into a Registration Rights Agreement with the parties to the Purchase Agreement pursuant to which we have agreed to file a registration statement with the SEC within 60 days of the closing to register the resale of the shares of our common stock issuable upon conversion of the Debentures and upon exercise of the August Warrants. If we fail to file the registration statement when required, the registration statement is not declared effective when required or fails to remain effective during the period specified in the Registration Rights Agreement, we would then owe monthly liquidated damages equal to 2% of the aggregate purchase price paid for the Registrable Securities pursuant to the Purchase Agreement.

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

We will likely need to obtain additional financing to fund our future operations. Our long-term future capital requirements and financing needs will depend on many factors, including our level of revenues, the timing and extent of spending to support our product development efforts, the expansion of sales and marketing activities, the timing of our introductions of new products, the costs to ensure access to adequate manufacturing capacity and associated infrastructure and the continuing market acceptance of our products. If our current sources of cash and cash equivalents are insufficient to satisfy our liquidity requirements, we could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other securities linked to our equity, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain operating activities. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

See Note 19 to our Notes to Consolidated Financial Statements for subsequent changes to credit facilities.

Contractual Obligations and Commitments

The following table summarizes our significant commitments to make future payments in cash under non-cancelable contractual obligations as of February 28, 2013 (in thousands):

	Payments Due In Fiscal Years
	2014	2015-2016	2017-2018	After 2018	Total
Operating leases	$1,993	$3,806	$2,307	$390	$8,496
Other purchase obligations	5,801	—	—	—	5,801

Total	$7,794	$3,806	$2,307	$390	$14,297

Other purchase obligations are for purchases of raw materials and components plus a non-cancelable engineering services agreement. For the purposes of this table, other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of February 28, 2013. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during our fiscal years ended February 2013, 2012 and 2011.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in the notes to the consolidated financial statements in Annual Report on Form 10-K.

We believe the following are our most critical accounting policies as they require more significant judgments in the preparation of our financial statements.

Revenue recognition

We record product revenue net of allowances for sales returns and customer programs, as described below. Revenue is recognized when there is persuasive evidence of an arrangement, title and risk of loss has transferred to the customer, the terms are fixed or determinable and collection of the related receivable is reasonably assured. We generally use customer purchase orders and/or contracts as evidence of an arrangement and the underlying payment terms to determine if the sales price is fixed.

Probability of collection is assessed for each customer as it is subjected to a credit review process that evaluates the customer’s financial position, ability to pay, and the potential coverage by our credit insurer. We also often purchase credit insurance for our accounts receivable. If it is determined from the outset of an arrangement that collection is not reasonably assured, the customer generally is required to pay cash in advance of shipment. If collectability is not considered reasonably assured from the outset of an arrangement, and the customer has not been required to pay cash in advance of shipment, we do not recognize revenue until collection occurs.

Accruals for customer programs

We record accruals for sales credits associated with sales returns and customer programs as an allowance against accounts receivable. Significant management judgment must be used in estimating these programs in any accounting period.

•

Sales Returns. We grant limited rights to return product. Return rights vary by customer, and include stock rotation rights limited to a percentage of customer volume approved by management and, in certain circumstances, the right to return defective products for credit under our warranty policy. Estimates of expected future sales returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, product failure rates and other relevant customer and product information. Products returned are generally available for resale. Consequently, a reserve for sales returns is recorded as a reduction of revenue and cost of revenue, offset by a receivables allowance and inventory when the related product revenue is recorded. In the unusual circumstances that we grant return rights to customers that are contingent upon resale or that extended beyond customer stock rotation rights, we defer revenue recognition until the end user sale is made or cash is collected.

•

Marketing Development Funds (MDF). We issue credits for Market Development Funds under a variety of customer marketing programs with our distribution and retail customers, and with certain indirect partners. Proof of performance (“POP”) is required for all MDF programs. Accruals for these Marketing Development Funds are recorded at the time of sale, or time of commitment, based on negotiated terms. We provide for these programs as a reduction to revenue when the related product revenue is recorded.

•

Rebates. Rebates include performance-based rebates and end-user rebates. We offer rebates to our distribution customers, retail customers and indirect partners based on pre-determined performance criteria. Accruals for these rebates are recorded as a reduction to revenue at the time of sale, or time of commitment, based on negotiated terms. Estimates of required accruals are determined based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels of our customers. We provide for these programs as a reduction to revenue when the related product revenue is recorded.

•

Price Protection Programs. We have agreements with certain of our customers that contain terms allowing price protection credits to be issued in the event of a subsequent price reduction, subject to limitations. An allowance for estimated price protection credits to be granted is made at each period end.

We regularly evaluate the adequacy of our accruals for sales returns and customer programs. Future market conditions and product transitions may require us to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, we would be required to record incremental reductions to revenue. If, at any future time, we become unable to reasonably estimate these costs, recognition of revenue might be deferred until products are sold to end-users, which would adversely impact revenue in the period of transition.

Advertising

We engage in a variety of direct methods of advertising and marketing media which generally includes ad placement in client and enterprise periodicals and internet-based advertising. We also participate in industry tradeshow events to showcase new products and generate leads. All of our direct advertising costs are recorded as a sales and marketing expense.

Warranty obligation

We generally warrant our products for a period of three to five years. Concurrent with the period when product revenue is recognized, we record a provision for the estimated warranty obligation to provide for the replacement of products or account credits for products that are found to be faulty within the warranty period. The obligation is adjusted periodically based on historical and anticipated experience.

Inventory valuation

Inventory is valued at the lower of cost or market value with cost being valued using the average cost method. Inventory consists of raw materials, work in progress and finished goods. We write down inventory for slow moving and obsolete inventory based on assessments of future demands and market conditions.

Consignment product shipped to some of our resellers is included in finished goods inventory. Inventory also includes estimated product to be returned to us as part of our allowance for sales returns. We include consignment inventory and inventory expected to be returned within the category of inventory on our consolidated balance sheets.

Income taxes

We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carryforwards. We estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. We are required to evaluate the realizability of our deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence giving greater weight to our recent cumulative and our ability to carryback losses against prior taxable income and, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

We recognize and measure uncertain tax positions taken or expected to be taken in a tax return if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. We recognize interest and penalties related to unrecognized tax benefits within the income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Business acquisitions

Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangible assets including in-process research and development, or IPR&D, be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the acquisition consideration over the assigned values of the net assets acquired is recorded as goodwill.

Goodwill

Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We have determined that we operate in a single segment and have a single reporting unit associated with the design, development, manufacture, sale and support of high performance and reliable Solid-State Drives (“SSDs’’) and premium computer components. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required. The performance of the quantitative impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the discounted cash flow method, the market approach that includes a comparative analysis of a peer group of publicly traded companies, as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the quantitative impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We performed our goodwill impairment test at the reporting unit level at least annually in the fourth fiscal quarter or more often if events or changes in circumstances indicate the carrying value may not be recoverable.

Intangible assets

Long-lived assets consist of property and equipment and purchased intangible assets. Purchased intangible assets from business combinations include trademarks and trade names, customer relationships, the amortization of which is charged to sales and marketing expenses, and core and developed technology, the amortization of which is charged to cost of revenue.

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on the carrying amounts of the asset and its fair value which is generally determined as the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Restructuring charges

Restructuring charges include costs related to employee termination benefits, long-lived assets impaired or abandoned, as well as inventory write-offs due to product line terminations. The determination of when we accrue for employee termination benefits depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

New Accounting Pronouncements

Fair value

In May 2011, updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and was applied prospectively. This new guidance impacts how we report on fair value measurements only, and had no effect on our results of operations, financial position or liquidity upon our adoption on March 1, 2012.

Comprehensive income

In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We have adopted this guidance effective with the first quarter of fiscal 2013. Other than the change in presentation, such adoption did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The revised guidance will not have a material effect on our financial position, results of operations or liquidity upon our adoption on March 1, 2013.

Offsetting assets and liabilities

In December 2011, the FASB issued additional guidance regarding “Disclosures about Offsetting Assets and Liabilities”. The additional guidance requires an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with the additional guidance or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with the additional guidance. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, we do not enter into any right of offset arrangements and we expect implementation of this ASU to have little or no impact.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

The functional currency of most our foreign entities is their local currency, however we bill almost all of our sales for our products in U.S. dollars. Accordingly, our results of operations and cash flows are subject to a limited extent to fluctuations due to changes in foreign currency exchange rates. In the event our foreign sales and expenses increase and we also increase our sales denominated in currencies other than the U.S. dollar, our operating results may be affected by fluctuations in the exchange rates of other currencies. The volatility of applicable rates is dependent on many factors that we cannot forecast with reliable accuracy. At this time we do not, but we may in the future, invest in derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Interest rate sensitivity

We are subject to interest rate risk in connection with variable and fixed rate debt and our interest income is sensitive to changes in the general level of U.S. interest rates. Our interest income historically has been negligible.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF OCZ TECHNOLOGY GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OCZ Technology Group, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of OCZ Technology Group, Inc. and subsidiaries (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCZ Technology Group, Inc. and subsidiaries as of February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities since inception through February 28, 2013. In addition, the Company had an accumulated deficit of $310.7 million as of February 28, 2013. Through February 28, 2013, the Company has not generated sufficient cash from operations and has relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the 2012 and 2011 consolidated financial statements have been restated to correct misstatements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OCZ Technology Group, Inc. and subsidiaries’ internal control over financial reporting as of February 28, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 7, 2013 expressed an adverse opinion thereon.

/s/ Crowe Horwath LLP

Sacramento, California

October 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OCZ Technology Group, Inc.

San Jose, California

We have audited OCZ Technology Group, Inc. and subsidiaries’ internal control over financial reporting as of February 28, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OCZ Technology Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9. Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s report.

Control Environment

The Company did not maintain an effective control environment, which is the foundation upon which all other components of internal controls are based. Specifically:

•

Adequate procedures were not implemented for the Board of Directors and Audit Committee to effectively oversee the activities of the executive management, including that the Company did not maintain sufficient safeguards to provide reasonable assurance that controls could not be circumvented or overridden by certain members of executive management or sales and marketing management or to prevent or detect possible misconduct by executive management or members of the sales and marketing organization with respect to certain revenue transactions;

•	The Company failed to design and operate controls for the identification and review of transactions related to customer incentive programs;

•	The Company did not adequately analyze customer initiated payment deductions, and the timely processing of credit memos;

•

Executive management did not consistently support the importance of strict adherence to revenue recognition under generally accepted accounting principles and the Company’s revenue recognition policies, and did not take sufficient steps to ensure good faith compliance with the Company’s revenue recognition policies throughout the sales and marketing departments. As a result, information related to certain revenue transactions was not communicated to appropriate accounting personnel in order to appropriately consider the financial reporting implications of such transactions;

•

The Company did not detect a conflict of oversight and incentives by certain members of the Company’s executive management and the sales and marketing departments, such as the desire to meet quarterly sales goals and the ability to circumvent controls in pursuit of the achievement of those goals;

•

The Company did not maintain effective procedures for communicating the Company’s accounting policies to all relevant personnel, the importance of consistent application of the Company’s accounting policies, and essential data required to properly apply generally accepted accounting principles to transactions;

•	The Company did not implement and maintain effective controls over cash disbursements at certain of its foreign subsidiaries;

•	During the Company’s fiscal year ended February 28, 2013, it did not implement and maintain adequate controls to monitor its compliance with debt agreements;

•

The Company did not timely and effectively communicate the process of reporting unusual or non-routine transactions, and as a result, did not detect deficiencies in compliance with the Company’s accounting policies on a timely basis; and

•	The Company did not establish a policy for the review and approval of legal commitments and binding agreements, especially those related to customer incentive programs.

This material weakness led to errors and irregularities that in turn resulted in errors in the preparation of the Company’s consolidated financial statements. This material weakness also contributed to the existence of the following material weaknesses:

Financial Close & Reporting Process

•

The Company did not timely implement procedures for performing processes such as analyses of non-routine transactions, account reconciliations, journal entry reviews, and as a result, did not detect deficiencies in compliance with the Company’s accounting policies on a timely basis;

•	The Company did not design, document and implement control activities related to material accounts at certain foreign locations, including inventory;

•

The Company did not maintain effective controls to ensure that costs incurred were being properly classified in the consolidated statements of operations. Specifically, the Company incorrectly classified certain costs of revenue as operating expenses, which caused gross margins to be overstated;

•	The Company’s personnel did not consistently exercise sufficient skepticism when performing account analyses; and

•	The Company did not properly evaluate goodwill for potential impairment in accordance with generally accepted accounting principles.

Revenue Recognition Process

•

The Company did not maintain effective controls related to the process for ensuring completeness and accuracy of accounting for revenue to provide reasonable assurance that all significant details of arrangements with resellers and other customers were provided to those making revenue recognition decisions;

•

Certain employees withheld information from accounting personnel and falsified documentation related to certain revenue transactions, including revenue credits and customer rights of return, without discovery, which resulted in improper recognition of revenue in the period;

•

Accounting personnel were not provided the necessary information to determine the financial reporting consequences of certain revenue transactions. Specifically, this led to incomplete information regarding undisclosed side arrangements related to extended payment terms, customer programs and customer rights of return; and

•	Accounting personnel did not consider all of the available documentation pertaining to the incoterms for customer shipments when making revenue recognition decisions.

Inventory Valuation and Reserves

•

The Company’s accounting procedures did not ensure that relevant labor, overhead and inbound freight costs were capitalized as a component of inventory costs, and then expensed to cost of revenue as the inventory was sold or revalued; and

•

The Company did not maintain effective controls over the accounting for inventory reserves. Specifically, the Company did not timely and sufficiently record reserves for excess and/or obsolete inventory, or reduce the carrying value of inventory to the lower of its cost or market value when indicators were present.

Allowance for Doubtful Accounts

•	The Company did not maintain effective controls over measuring its allowance for doubtful accounts and did not identify all impaired accounts receivable.

Warranty Accruals

•

The Company did not maintain effective controls over the accounting for warranty accruals. Specifically, the Company did not adequately estimate and recognize future costs to be incurred to fulfill obligations under warranty contracts.

Income Taxes

•

The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company did not consider all relevant provisions of accounting literature to ensure the proper valuation, recognition and subsequent derecognition of certain deferred income tax liabilities and assets established in connection with the business combinations consummated in fiscal 2012

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated October 7, 2013 on those consolidated financial statements.

In our opinion, because of the effects of the material weaknesses described above, OCZ Technology Group, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of February 28, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OCZ Technology Group, Inc. and subsidiaries as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2013, and our report dated October 7, 2013 expressed an unqualified opinion (and includes an explanatory paragraph regarding the restatement of the 2012 and 2011 consolidated financial statements to correct misstatements and an explanatory paragraph regarding matters that raise substantial doubt about OCZ Technology Group, Inc. and subsidiaries’ ability to continue as a going concern) on those financial statements.

/s/ Crowe Horwath LLP

Sacramento, California

October 7, 2013

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28,	February 29,
	2013	2012
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$12,224	$92,049
Restricted cash	62	62
Accounts receivable, net of allowances of $11,930 and $16,329	12,228	44,586
Inventories, net	32,753	112,133
Prepaid expenses and other current assets	7,831	8,824

Total current assets	65,098	257,654
Property and equipment, net	7,795	4,998
Intangible assets, net	4,892	8,866
Non-current deferred tax assets	553	84
Other assets	492	431

Total assets	$78,830	$272,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,730	$88,194
Accrued and other liabilities	22,172	36,260

Total current liabilities	48,902	124,454
Common stock warrant liability	1,160	11,087
Non-current deferred tax liabilities	209	494
Other long-term liabilities	2,254	1,089

Total liabilities	52,525	137,124

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0025 par value; 120,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0025 par value; 120,000,000 shares authorized; 68,102,890 and 66,581,428 shares issued and outstanding as of February 28, 2013 and February 29, 2012, respectively	170	166
Additional paid-in capital	337,403	320,222
Accumulated deficit	(310,663)	(184,877)
Accumulated other comprehensive loss	(605)	(602)

Total stockholders’ equity	26,305	134,909

Total liabilities and stockholders’ equity	$78,830	$272,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Net revenue	$333,964	$310,160	$180,628
Cost of revenue	370,483	297,950	170,551

Gross (loss) profit	(36,519)	12,210	10,077
Research and development	40,063	31,635	5,541
Sales and marketing	27,738	20,771	11,501
General and administrative	25,675	14,267	12,200
Impairment of goodwill and intangible assets	2,192	61,890	994
Acquisition-related charges	—	2,808	—
Restructuring charges	1,655	—	—

Total operating expenses	97,323	131,371	30,236

Loss from operations	(133,842)	(119,161)	(20,159)
Change in fair value of common stock warrants	9,857	(4,290)	(7,924)
Other expense, net	(654)	(132)	(1,068)
Interest and financing costs	(1,138)	(739)	(3,174)

Loss before income taxes	(125,777)	(124,322)	(32,325)
Provision for (benefit from ) income taxes	9	(870)	861

Net loss	$(125,786)	$(123,452)	$(33,186)

Net loss per share:
Basic and diluted	$(1.86)	$(2.43)	$(1.16)

Shares used in net loss per share computation:
Basic and diluted	67,722	50,855	28,689

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Net loss	$(125,786)	$(123,452)	$(33,186)
Change in unrealized loss on foreign currency translation adjustments, net of tax effect	(3)	(314)	(124)

Comprehensive loss	$(125,789)	$(123,766)	$(33,310)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at March 1, 2010 (as previously reported)	61	$—	21,278	$53	$31,862	$(164)	$(25,464)	$6,287
Cumulative impact of restatement	—	—	—	—	—	—	(2,775)	(2,775)

Balance at March 1, 2010 (as restated)	61	—	21,278	53	31,862	(164)	(28,239)	3,512
Net loss (as restated)	—	—	—	—	—	—	(33,186)	(33,186)
Currency translation	—	—	—	—	—	(124)	—	(124)
Issuance of derivative warrants	—	—	—	—	(2,081)	—	—	(2,081)
Issuance of common stock	—	—	12,476	31	34,718	—	—	34,749
Issuance of common stock — acquisition of Solid Data Systems	—	—	160		644	—	—	644
Issuance of common stock under employee incentive plan	—	—	928	2	1,011	—	—	1,013
Issuance of common stock for warrants	—	—	497	2	1,567	—	—	1,569
Conversion of preferred stock into common stock	(61)	—	63	—	—	—	—	—
Stock based compensation	—	—	—	—	1,028	—	—	1,028

Balance at February 28, 2011 (as restated)	—	—	35,402	88	68,749	(288)	(61,425)	7,124
Net loss (as restated)	—	—	—	—	—	—	(123,452)	(123,452)
Currency translation	—	—	—	—	—	(314)	—	(314)
Issuance of common stock in a public offering, net	—	—	23,730	59	194,247	—	—	194,306
Issuance of common stock — acquisition of Indilinx	—	—	4,161	11	32,193	—	—	32,204
Issuance of common stock — acquisition of Sanrad	—	—	2,088	5	16,912	—	—	16,917
Issuance of common stock under employee incentive plan	—	—	819	2	1,678	—	—	1,680
Issuance of common stock for warrants	—	—	381	1	2,852	—	—	2,853
Excess tax benefits of stock-based compensation	—	—	—	—	10	—	—	10
Stock based compensation	—	—	—	—	3,581	—	—	3,581

Balance at February 29, 2012 (as restated)	—	—	66,581	166	320,222	(602)	(184,877)	134,909
Net loss	—	—	—	—	—	—	(125,786)	(125,786)
Currency translation	—	—	—	—	—	(3)	—	(3)
Issuance of common stock in a public offering, net	—	—	1,014	3	8,505	—	—	8,508
Issuance of common stock under employee incentive plans			460	1	155			156
Issuance of common stock for warrants	—	—	48	—	167	—	—	167
Stock based compensation	—	—	—	—	8,354	—	—	8,354

Balance at February 28, 2013	$—	$—	68,103	$170	$337,403	$(605)	$(310,663)	$26,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Cash flows from operating activities:
Net loss	$(125,786)	$(123,452)	$(33,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,525	1,708	1,116
Amortization of intangible assets	1,933	588	70
Impairment of goodwill and intangible assets	2,192	61,890	994
Provision for accounts receivable allowances	18,187	36,713	18,533
Stock-based compensation	8,354	3,581	1,028
Change in fair value of common stock warrants	(9,858)	4,290	7,924
Deferred income taxes	(745)	92	836
Provision for inventory write-downs	38,178	23,399	3,183
Loss on disposal of property and equipment, net	815	755	—
Changes in assets and liabilities:
Accounts receivable	14,171	(57,361)	(26,317)
Inventories	41,201	(108,593)	(15,897)
Prepaid expenses and other assets	925	(5,813)	(1,064)
Accounts payable	(61,464)	46,923	14,327
Accrued and other liabilities	(12,923)	24,747	2,190

Net cash used in operating activities	(82,295)	(90,533)	(26,263)
Cash flows from investing activities:
Property and equipment purchases	(6,202)	(3,462)	(1,533)
Purchased intangible assets	(151)	(2,490)	—
Acquisitions, net of cash acquired	—	(1,483)	(350)
Restricted cash for letters of credit	—	1,238	(1,300)
Decrease in deposits	—	—	(4)
Asset acquisition earn out payments	—	—	(35)

Net cash used in investing activities	(6,353)	(6,197)	(3,222)
Cash flows from financing activities:
Net proceeds from issuance of common stock, net	8,508	194,306	34,749
Proceeds from employee stock programs, net	156	1,680	1,013
Proceeds from exercise of warrants for common stock	97	233	981
(Repayment) proceeds of bank loan, net	—	(24,934)	9,656
Repayment of shareholder loan	—	—	(500)

Net cash provided by financing activities	8,761	171,285	45,899
Effect of foreign exchange rates on cash and cash equivalents	62	(20)	(124)

Net (decrease) increase in cash and cash equivalents	(79,825)	74,535	16,290
Cash and cash equivalents at beginning of period	92,049	17,514	1,224

Cash and cash equivalents at end of period	$12,224	$92,049	$17,514

Supplemental disclosures:
Interest paid	$197	$434	$1,286
Income taxes paid	7	—	25
Non-cash investing and financing activities:
Issuance of common stock for Indilinx acquisition	—	32,204	—
Issuance of common stock for Sanrad acquisition	—	16,917	—
Extinguishment of common stock warrant liability upon exercise	70	2,620	588
Issuance of common stock for Solid Data Systems acquisition	—	—	644

The accompanying notes are an integral part of these Consolidated Financial Statements.

OCZ TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Background

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002. OCZ is a leader in the design, manufacturing, and distribution of high performance and reliable Solid-State Drives (“SSDs”) and premium computer components. OCZ has built on its expertise in high-speed memory to become a leader in the enterprise and client SSD markets, a technology that competes with traditional rotating magnetic hard disk drives (“HDDs”). SSDs are faster, more reliable, generate less heat and use significantly less power than the HDDs used in the majority of computers today. OCZ designs and manufactures SSDs in a variety of form factors and interfaces including SATA, SAS, PCIe, as well as flash caching and virtualization software to provide a total solution for enterprise clients. In addition to SSD technology, OCZ also offers enterprise-class power management products. During the fiscal year ended February 29, 2012, OCZ completed three strategic acquisitions including Indilinx Co., Ltd, (a Korean company) in March 2011, certain assets and technology including a research and development design team from PLX Technology Inc. (with principal operations in the United Kingdom) in October 2011 and Sanrad Inc. (with principal operations in Israel) in January 2012.

The Company’s audited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through February 28, 2013. In addition, the Company had an accumulated deficit of $310.7 million as of February 28, 2013. Through February 28, 2013, the Company has not generated sufficient cash from operations and has relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. Compliance by the Company with the provisions of its existing credit agreements, its ability to obtain alternative or additional financing when needed, and its ability to generate profitable operations are important parts of its ability to continue as a going concern.

The Company will be required to secure one or more additional financings to fund its near-term operations. Raising additional capital involves risks and uncertainties, and alternative or additional funding may not be available to the Company on acceptable terms, on a timely basis, or at all. The Company believes that a number of factors will contribute to its financing risks, including its history of operating losses, its accounting restatement and its inability to use simplified securities registration forms due to the delays in filing its recent annual and quarterly reports with the SEC. To the extent that the Company raises additional capital through the sale of equity, convertible debt securities or other securities linked to our equity, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

The Company’s credit agreements and other loan documents include material debt service costs, operating ratios that the Company must meet and other financial covenants such as the raising of additional capital and the delivery of past due audited financial statements to the lenders. In order to fund debt service costs and operate profitably, the Company may have to curtail its operations to reduce costs. Doing so may be disruptive to the business and affect the Company’s ability to compete effectively and operate efficiently. Further, the Company is currently not in compliance with certain of its lending covenants, including certain minimum operating ratios, and there can be no assurances that the Company will be able to obtain a waiver for non-compliance and comply with these covenants in the future. If the Company does not obtain a waiver and maintain future compliance with the covenants in its credit agreements or if the Company is not able to generate sufficient cash from operations to make the principal and interest payments under the agreements when due, the lenders could declare a default. Any default under its credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements and to foreclose on our assets that have been pledged as collateral under the applicable agreement.

If lenders were to exercise their rights to accelerate the indebtedness outstanding, the Company would be required to secure additional sources of funding which may have a material adverse effect on the Company’s business, liquidity and financial condition. This and other factors included above raise substantial doubt about the Company’s ability to continue as a going concern. Management plans regarding these going concern uncertainties include various initiatives, including continued shifts to more profitable, higher-margin enterprise products, the introduction of competitive new products as complete systems solutions, continued reduction of costs and the exploration of potential strategic alternatives for the business or segments of the business. The Company’s audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Restatements of Previously-Issued Financial Statements

On October 11, 2012, the Company filed a Form 12b-25, Notification of Late Filing, with the Securities and Exchange Commission with respect to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, due to the time required to conduct an internal assessment of the Company’s accounting for customer incentive programs. In September 2012, the Audit Committee of the Board of Directors commenced an internal investigation principally related to the classification of certain customer marketing costs, the timing of revenue recognition and the level of reserves for product returns. In October 2012, the Audit Committee engaged a legal firm to lead an independent investigation into certain accounting practices. In turn, the independent legal firm engaged a forensic accounting firm to provide consulting services in connection with the independent investigation, and during the investigation, special counsel was hired to investigate compliance with the Foreign Corrupt Practices Act (“FCPA”). The scope of the independent investigation was determined by the Audit Committee and its legal and accounting advisors. On January 10, 2013, the Company filed a Form 12b-25, Notification of Late Filing, with the Securities and Exchange Commission with respect to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, due to the additional time required to complete the internal assessment of the Company’s accounting for customer incentive programs. As a result of the internal assessment and the evaluation of the substance of information obtained during the independent investigation (collectively the “Investigation”), as discussed further below, the Company concluded that errors had been made in its previously-issued consolidated financial statements. Accordingly, based upon extensive reviews of forensic materials, interviews and analyses of subsequent accounting records, adjustments were made, and the Company’s consolidated financial statements as of and for the fiscal years ended February 28/29, 2012, and 2011, as well as the nine interim quarterly periods ended May 31, 2012 are being restated. These adjustments are described below:

a)	The Company enters into programs with many of its customers, which allow them to receive a credit equal to one or more of the following: 1) reimbursement of certain marketing costs, such as ad placements in periodicals, select email distributions and internet-based advertising (“Market Development Funds”), that are negotiated individually or limited by a percentage of customer purchases of the Company’s products, 2) rebates, including performance-based incentives and consumer rebates, and 3) price protection credits if the sale price of products decreases in a future period, subject to limitations (collectively, customer incentive program (“CIP”) or “CIP Credits”). Accruals for these CIP Credits were historically recorded at the time of sale or time of commitment based on negotiated terms, historical experience and inventory levels of the Company’s customers. Market Development Funds are classified as an operating expense if they have both an identifiable benefit to the Company and an established fair value; otherwise, they are classified as a reduction of our revenue. In the second and third quarters of fiscal 2013, the Company received a significant increase in the number of requests from its customers for CIP Credits. In connection with the results of the Investigation, management and the Audit Committee concluded that many of these CIP Credits were the result of the circumvention of established internal controls and were not accounted for correctly. The Company identified the following issues in recording CIP Credits:

i.	Due to management and personnel turnover and a lack of documentary evidence to establish the nature of certain CIP Credits recorded beginning in the third quarter of fiscal 2012, the Company was not able to determine the financial periods in which those CIP Credits were originally committed to customers. Therefore, for each customer, beginning with the third quarter of fiscal 2012 through the third quarter of fiscal 2013, the Company allocated these CIP Credits ratably over the periods in which gross revenue was generated.

ii.	Historically, the Company had included in operating expense Market Development Funds reimbursed by it if such costs both had an identifiable benefit and for which the Company was able to determine fair value. However, in connection with the Investigation, the Company determined that in substance, a portion of the credits recorded as Market Development Funds represented incentive rebates, volume discounts and price protection adjustments, which had been incorrectly documented as marketing commitments to customers as a result of the circumvention of the established internal controls as discussed in (a) above, and which should have been recorded as a reduction of revenue. Consequently, as part of the restatements, the Company has reclassified all such credits from operating expenses to a reduction of revenue ratably over the period in which gross revenue was generated.

Corrections and adjustments for these errors and irregularities accounted for reductions of revenue of $5.6 million, $17.5 million and $15.1 million in the years ended February 28/29, 2011 and 2012 and the first quarter of fiscal 2013, respectively, and reductions of operating expenses of $5.6 million, $12.2 million and $8.0 million in the years ended February 28/29, 2011 and 2012 and the first quarter of fiscal 2013, respectively.

b)	The Company’s revenue recognition policy provides for revenue to be recognized upon shipment, provided certain criteria are met. In connection with the results of the Investigation, the Company determined that there were some sales that did not meet the criteria for revenue recognition in the period in which the sale had originally been recognized. These sales were primarily related to distributor customers who either were offered return rights, were not able to pay the Company until they were able to re-sell to their end customers or who required the Company to perform post-delivery obligations. Consequently, since the Company had originally recorded these sales as revenue upon shipment, it recorded adjustments to defer these sales, net of the corresponding cost of these sales as a deferred liability until the criteria for revenue recognition was met. This deferral of revenue accounted for a reduction of revenue of $12.6 million and $12.2 million in fiscal 2012 and the first quarter of fiscal 2013, respectively, and a reduction of cost of revenue of $9.8 million and $9.6 million in fiscal 2012 and the first quarter of fiscal 2013, respectively.

c)	The Company received a significant increase in product returns from its customers beginning in the second quarter of fiscal 2013. In connection with the results of the Investigation, management and the Audit Committee concluded that due to the amount and product mix of inventory the Company’s customers were holding, these sales had not met the criteria for revenue recognition as the fees were considered to not be fixed and determinable at the time of shipment. Consequently, as these sales had been accounted for as revenue in financial periods beginning in the third quarter of fiscal 2012 through the first quarter of fiscal 2013, the Company reversed the revenue in the period in which the sales had originally been recognized. These reversals accounted for a reduction of revenue and accounts receivable of $6.5 million and $5.3 million in fiscal 2012 and the first quarter of fiscal 2013, respectively, and a reduction in cost of revenue and increase in inventory of $4.9 million and $3.7 million in fiscal 2012 and the first quarter of fiscal 2013, respectively.

d)	In connection with the Investigation, the Company re-evaluated its original estimate of the allowance for product it expected to be returned, and consequently, increased its allowance for sales returns. This increased estimate for sales returns accounted for reductions of revenue and accounts receivable of $0.5 million, $8.9 million and $3.1 million in fiscal 2011, 2012 and the first quarter of fiscal 2013, respectively, and reductions in cost of revenue and increases in inventory of $0.4 million, $7.1 million and $2.2 million in the same periods, respectively.

e)	After recording the adjustments to revenue described above, the cost of revenue exceeded the net revenue recognized for certain sales transactions. In accordance with ASC 330-10-35-13, the Company evaluated whether this negative gross margin might indicate an impairment of existing inventory at each prior financial period. This analysis resulted in increases to cost of revenue and the corresponding inventory reserves of $3.7 million and $6.1 million in fiscal 2012 and the first quarter of fiscal 2013, respectively.

f)	Also in connection with the Investigation, the Company identified a $1.9 million sale to a customer, which was recorded as revenue in the third and fourth quarters of fiscal 2012, that did not meet the criteria for revenue recognition at the time of the original shipment since the Company did not have sufficient evidence of a persuasive arrangement and collectability was not reasonably assured. In connection with the $1.9 million original sale, $1.2 million and $0.7 million was subsequently recorded as a bad debt expense and an allowance for doubtful accounts in the fourth quarter of fiscal 2012. As part of the restatements, in the third quarter of 2012, the original $1.9 million sale was reversed, and in the fourth quarter of fiscal 2012, the related $1.2 million bad debt expense was reversed.

In addition to the above errors, in the course of the Company’s restatement work, it identified additional errors that were corrected, including:

a)	Certain manufacturing and freight costs that had been expensed should have been capitalized in inventory. In connection with the restatements, the Company reduced operating expenses of $6.0 million, $9.3 million and $3.0 million for the years ended February 28/29, 2011 and 2012 and for the three months ended May 31, 2012, respectively. Cost of revenue was increased by $5.8 million, $8.4 million and $2.7 million, and inventory was increased by $0.2 million, $0.9 million and $1.1 million, for the same periods, respectively.

b)	Reserves for excess and obsolete inventory had incorrectly excluded reserves to reduce the carrying value of certain items that had been returned from customers. Further, we had not recognized costs on a timely basis related to inventories used for internal development purposes. Therefore, in connection with the restatements, the Company increased cost of revenue by $0.3 million, $16.6 million and $(1.6) million for the year ended February 28/29, 2011 and 2012 and the three months ended May 31, 2012, respectively. In addition, research and development expenses were increased by $0.7 million, $2.9 million and $0.1 million for the years ended February 28/29, 2011 and 2012 and the three months ended May 31, 2012, and inventory was reduced by $0.9 million, $24.1 million and $28.8 million as of the end of the same periods, respectively.

c)	Errors were noted in the Company’s calculation of accruals for estimated future warranty and repair obligations. The correction of these errors resulted in higher cost of revenue of $0.1 million, $2.9 million and $0.5 million for the years ended February 28/29, 2011 and 2012 and for the three months ended May 31, 2012, respectively. Further, revenue reductions of $1.9 million, $0.4 million and $0.3 million were recorded for the same periods, respectively, with corresponding adjustments to accrued warranty liabilities and net inventories.

d)	Revenue and related cost of revenue were incorrectly recognized upon shipment for certain sales transactions that were determined to be in-transit at the balance sheet date and for which title had not transferred to the customer. Revenue of $1.5 million, $7.0 million and $0.8 million was reversed for the years ended February 28/29, 2011 and 2012 and for the three months ended May 31, 2012, respectively, and cost of revenue of $1.2 million, $5.2 million and $(0.6) million were reduced (increased) for the same periods, respectively.

e)	Certain costs of revenue were incorrectly classified as operating expenses, which caused our gross margins to be overstated. In connection with the restatement, we reclassified $4.2 million and $6.6 million from research and development expenses to cost of revenue for the fiscal year ended February 29, 2012 and for the three months ended May 31, 2012, respectively.

Further, as a result of the above entries, we reassessed the carrying amount of goodwill and determined that an impairment should be recorded as of February 29, 2012. We originally performed our annual impairment test of goodwill as of February 29, 2012, and determined that no impairment existed. However, based upon the errors and related control weaknesses discussed above, and the continued deterioration in its operating results and revenue forecasts, the Company reperformed the impairment test at February 29, 2012, and concluded that an impairment charge of $61.9 million should be recorded in the three months ended February 29, 2012, representing a write-off of the entire amount of previously-recorded goodwill. Also as a result of the above entries, the Company’s income tax provision was adjusted to reflect the tax impact of the restatement adjustments noted above and to record the appropriate tax provision for each jurisdiction in which the Company operates.

All notes to the consolidated financial statements affected by the restatements have been labeled as restated.

The following table includes a reconciliation of accumulated deficit at March 1, 2010 (in thousands):

Accumulated deficit at March 1, 2010 (as previously reported)	$(25,462)
Revenue recognition errors	(734)
Increases to warranty accrual	(2,280)
Capitalization of manufacturing and freight costs	239

Accumulated deficit at March 1, 2010 (as restated)	$(28,239)

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Balance Sheet as of February 29, 2012:

	February 29, 2012
	As Filed	Effect of Restatement (1)		Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$92,339	$(290)		$92,049
Restricted cash	62	—		62
Accounts receivable, net of allowances	72,543	(27,957)		44,586
Inventories, net	108,664	3,469		112,133
Prepaid expenses and other current assets	10,661	(1,837)		8,824

Total current assets	284,269	(26,615)		257,654
Property and equipment, net	4,998	—		4,998
Intangible assets, net	8,380	486		8,866
Goodwill	60,914	(60,914	)(2)	—
Non-current deferred tax assets	—	84		84
Other assets	142	289		431

Total assets	$358,703	$(86,670)		$272,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$—	$—		$—
Accounts payable	88,093	101		88,194
Accrued and other liabilities	12,749	23,511		36,260

Total current liabilities	100,842	23,612		124,454
Common stock warrant liability	11,087	—		11,087
Non-current deferred tax liabilities	—	494		494
Other long-term liabilities	272	817		1,089

Total liabilities	112,201	24,923		137,124

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; No shares issued or outstanding	—	—		—
Common stock, $0.0025 par value; 120,000,000 shares authorized; 66,581,428 shares issued and outstanding	166	—		166
Additional paid-in capital	320,095	127		320,222
Accumulated deficit	(73,157)	(111,720)		(184,877)
Accumulated other comprehensive loss	(602)	—		(602)

Total stockholders’ equity	246,502	(111,593)		134,909

Total liabilities and stockholders’ equity	$358,703	$(86,670)		$272,033

(1)	See the components of the Effect of Restatements below.
(2)	During the restatement, the Company capitalized an additional goodwill of $938,000 as of February 29, 2012, which increased goodwill to $61,852,000, and an impairment charge was recorded to write off this entire goodwill balance.

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Statements of Operations for the years ended February 28/29, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended February 29, 2012			Year Ended February 28, 2011
	As filed	Effect of Restatement (1)	Restated	As filed	Effect of Restatement (1)	Restated
Net revenue	$365,774	$(55,614)	$310,160	$190,116	$(9,488)	$180,628
Cost of revenue	283,338	14,612	297,950	165,962	4,589	170,551

Gross profit	82,436	(70,226)	12,210	24,154	(14,077)	10,077
Research and development	32,116	(481)	31,635	7,677	(2,136)	5,541
Sales and marketing	28,490	(7,719)	20,771	15,270	(3,769)	11,501
General and administrative	27,946	(13,679)	14,267	18,207	(6,007)	12,200
Impairment of goodwill and intangible assets	38	61,852	61,890	—	994	994
Acquisition-related charges	2,808	—	2,808	—	—	—
Special inventory charge	2,975	(2,975)	—	—	—	—

Total operating expenses	94,373	36,998	131,371	41,154	(10,918)	30,236

Loss from operations	(11,937)	(107,224)	(119,161)	(17,000)	(3,159)	(20,159)
Change in fair value of common stock warrants	(4,290)	—	(4,290)	(7,924)	—	(7,924)
Other expense, net	(132)	—	(132)	(1,068)	—	(1,068)
Interest and financing costs	(1,308)	569	(739)	(3,174)	—	(3,174)

Loss before income taxes	(17,667)	(106,655)	(124,322)	(29,166)	(3,159)	(32,325)
Provision for (benefit from) income taxes	—	(870)	(870)	861	—	861

Net loss	$(17,667)	$(105,785)	$(123,452)	$(30,027)	$(3,159)	$(33,186)

Net loss per share:
Basic and diluted	$(0.35)	$(2.08)	$(2.43)	$(1.05)	$(0.11)	$(1.16)

Shares used in net loss per share computation:
Basic and diluted	50,855	—	50,855	28,689	—	28,689

(1)	See the components of the Effect of Restatements below.

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Statements of Cash Flows for the years ended February 28/29, 2012 and 2011 (in thousands):

	Year Ended February 29, 2012			Year Ended February 28, 2011
		Effect of			Effect of
	As filed	Restatement (1)	Restated	As filed	Restatement (1)	Restated
Cash flows from operating activities:
Net loss	$(17,667)	$(105,785)	$(123,452)	$(30,027)	$(3,159)	$(33,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,708	—	1,708	1,116	—	1,116
Amortization of intangible assets	589	(1)	588	70	—	70
Impairment of goodwill and intangible assets	38	61,852	61,890	—	994	994
Provisions for accounts receivable allowances	6,008	30,705	36,713	1,260	17,273	18,533
Stock-based compensation	3,581	—	3,581	1,028	—	1,028
Change in fair value of common stock warrants	4,290	—	4,290	7,924	—	7,924
Deferred income taxes	—	92	92	836	—	836
Provision for inventory write-downs	6,702	16,697	23,399	2,381	802	3,183
Net loss on disposal of property and equipment	755	—	755	644	(644)	—
Loss (gain) on disposition of product line	—	—	—	1,043	(1,043)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(46,786)	(10,575)	(57,361)	(12,567)	(13,750)	(26,317)
Inventories	(92,473)	(16,120)	(108,593)	(15,333)	(564)	(15,897)
Prepaid expenses and other assets	(7,680)	1,867	(5,813)	(1,064)	—	(1,064)
Accounts payable	46,923	—	46,923	14,327	—	14,327
Accrued and other liabilities	3,886	20,861	24,747	1,749	441	2,190

Net cash (used in) provided by operating activities	(90,126)	(407)	(90,533)	(26,613)	350	(26,263)

Cash flows from investing activities:
Property and equipment purchases	(3,462)	—	(3,462)	(1,533)	—	(1,533)
Purchased intangible assets	(2,490)	—	(2,490)	—	—	—
Acquisitions, net of cash acquired	(1,483)	—	(1,483)	—	(350)	(350)
Restricted cash for letters of credit	1,238	—	1,238	(1,300)	—	(1,300)
Decrease in deposits	—	—	—	(4)	—	(4)
Asset acquisition earn out payments	—	—	—	(35)	—	(35)

Net cash used in investing activities	(6,197)	—	(6,197)	(2,872)	(350)	(3,222)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	194,189	117	194,306	34,749	—	34,749
Proceeds from employee stock programs, net	1,680	—	1,680	1,013	—	1,013
Proceeds from exercise of warrants for common shares	233	—	233	981	—	981
(Repayments) proceeds of bank loan, net	(24,934)	—	(24,934)	9,656	—	9,656
Repayment of shareholder loan	—	—	—	(500)	—	(500)

Net cash provided by financing activities	171,168	117	171,285	45,899	—	45,899

Effect of foreign exchange rate changes on cash and cash equivalents	(20)	—	(20)	(124)	—	(124)

Net increase (decrease) in cash and cash equivalents	74,825	(290)	74,535	16,290	—	16,290
Cash and cash equivalents at beginning of period	17,514	—	17,514	1,224	—	1,224

Cash and cash equivalents at end of period	$92,339	$(290)	$92,049	$17,514	$—	$17,514

Supplemental disclosures:
Interest paid	$434	$—	$434	$1,286	$—	$1,286
Income taxes paid	—	—	—	25		25
Non-cash investing and financing activities:
Issuance of common stock for Indilinx acquisition	32,204	—	32,204	—	—	—
Issuance of common stock for Sanrad acquisition	16,917	—	16,917	—	—	—
Extinguishment of common stock warrant liability upon exercise	2,620	—	2,620	588	—	588
Issuance of common stock for Solid Data Systems acquisition	—	—	—	644	—	644

(1)	See the components of the Effect of Restatements below.

The following table sets forth the significant components of the adjustments made to the above annual financial statements (in thousands):

Consolidated Balance Sheet as of February 29, 2012

			Manufact-	Goodwill
	Revenue	CIP	uring and	and	Inventory		Income	Reclass-			Total
	Recognition	Credits	Freight	Intangibles	Reserves	Accruals	Taxes	ifications	Other		Adjustments
(in thousands)	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$(290)	$—		$(290)
Accounts receivable, net of allowances	(25,384)	(5,346)	—	—	—	4,629	—	(1,778)	(78	)(9)	(27,957)
Inventories, net	28,830	—	1,311	—	(24,133)	(2,539)	—	—	—		3,469
Prepaid expenses and other current asset	—	—	—	—	—	—	318	(44)	(2,111	)(10)	(1,837)
Intangible assets, net	—	—	—	486	—	—	—	—	—		486
Goodwill	—	—	—	(62,338)	—	—	1,424	—	—		(60,914)
Non-current deferred tax assets	—	—	—	—	—	—	84	—	—		84
Other assets	—	—	—	—	—	—	—	289	—		289
Accounts payable	—	—	—	—	—	—	—	101	—		101
Accrued and other liabilities	16,268	—	—	—	—	9,650	—	(2,409)	—		23,511
Non-current deferred tax liabilities	—	—	—	—	—	—	494	—	—		494
Other long-term liabilities	—	—	—	—	—	—	449	368	—		817
Additional paid-in capital	—	—	—	—	—	—	10	117	—		127
Accumulated deficit	(12,822)	(5,346)	1,311	(61,852)	(24,133)	(7,560)	870	—	(2,188	)(9)	(111,720)

Consolidated Statements of Operations for the years ended February 28/29, 2012 and 2011

			Manufact-	Goodwill
	Revenue	CIP	uring and	and	Inventory		Income	Reclass-			Total
	Recognition	Credits	Freight	Intangibles	Reserves	Accruals	Taxes	ifications	Other		Adjustments
(in thousands)	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
Year ended February 28, 2011

Net revenue	$(1,995)	$(5,631)	$—	$—	$—	$(1,862)	$—	$—	$—		$(9,488)
Cost of revenue	(1,570)	—	5,782	—	269	108	—	—	—		4,589
Research and development	—	—	—	—	665	—	—	(2,801)	—		(2,136)
Sales and marketing	—	(5,631)	—	—	—	—	—	1,862	—		(3,769)
General and administrative	—	—	(5,952)	—	—	—	—	(55)	—		(6,007)
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	994	—		994

Year ended February 29, 2012

Net revenue	$(37,112)	$(17,529)	$—	$—	$—	$(403)	$—	$(570)	$—		$(55,614)
Cost of revenue	(24,259)	—	8,426	—	20,337	2,907	—	7,201	—		14,612
Research and development	—	—	—	—	2,862	—	—	(5,454)	2,111	(10)	(481)
Sales and marketing	—	(12,183)	—	—	—	—	—	4,464	—		(7,719)
General and administrative	(1,192)	—	(9,328)	—	—	—	—	(3,237)	78	(9)	(13,679)
Impairment of goodwill and intangible assets	—	—	—	61,852	—	—	—	—	—		61,852
Special inventory charge	—	—	—	—	—	—	—	(2,975)	—		(2,975)
Interest and financing costs	—	—	—	—	—	—	—	569	—		569
Provision for (benefit from) income taxes	—	—	—	—	—	—	(870)	—	—		(870)

Consolidated Statements of Cash Flows for the years ended February 28/29, 2012 and 2011

			Manufact-	Goodwill
	Revenue	CIP	uring and	and	Inventory		Income	Reclass-			Total
	Recognition	Credits	Freight	Intangibles	Reserves	Accruals	Taxes	ifications	Other		Adjustments
(in thousands)	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
Year Ended February 28, 2011

Net loss	$(425)	$—	$170	$—	$(934)	$(1,970)	$—	$—	$—		$(3,159)
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	994	—		994
Provisions for accounts receivable allowances	488	—	—	—	—	(1)	—	16,786	—		17,273
Non-cash asset acquisition	—	—	—	—	—	—	—	(644)	—		(644)
Provision for inventory write-downs	—	—	—	—	934	—	—	(132)	—		802
Gain on disposition of product line	—	—	—	—	—	—	—	(1,043)	—		(1,043)
Change in accounts receivable	1,507	—	—	—	—	—	—	(15,257)	—		(13,750)
Change in inventories	(1,570)	—	(170)	—	—	—	—	1,176	—		(564)
Change in accrued and other liabilities	—	—	—	—	—	1,971	—	(1,530)	—		441
Acquisition of Sanrad, net of cash received	—	—	—	—	—	—	—	(350)	—		(350)

Year Ended February 29, 2012

Net loss	$(11,529)	$(5,479)	$902	$(61,852)	$(23,199)	$(3,310)	$870	$—	$(2,188	)(11)	$(105,785)
Impairment of goodwill and intangible assets	—	—	—	61,852	—	—	(925)	925	—		61,852
Provisions for accounts receivable allowances	7,687	4,066	—	—	—	(4,627)	—	23,502	77	(9)	30,705
Deferred income taxes	—	—	—	—	—	—	315	(223)	—		92
Provision for inventory write-downs	2,513	—	—	—	23,199	(999)	—	(8,016)	—		16,697
Change in accounts receivable	13,246	—	—	—	—	—	—	(23,821)	—		(10,575)
Change in inventories	(26,772)	—	(902)	—	—	3,538	—	8,016	—		(16,120)
Change in prepaid expenses and other assets	—	—	—	—	—	—	(318)	74	2,111	(10)	1,867
Change in accrued and other liabilities	16,268	—	—	—	—	5,398	450	(1,255)	—		20,861
Acquisition of Indilinx, net of cash received	—	—	—	—	—	—	(393)	393	—		—
Proceeds from issuance of common stock, net	—	—	—	—	—	—	—	117	—		117

(1)	“Revenue Recognition” represents various transactions that were recognized prior to meeting the revenue recognition criteria. Adjustments were recorded to reverse the original revenue recorded, defer the original revenue recorded or provide reserves against net revenue for future product returns. Also included are adjustments to recognize the reversal of the product cost, which are recorded as reductions of cost of revenue and increases to either inventory or deferred product cost.
(2)	“CIP Credits” represent Market Development Funds, rebates and price protection credits. These adjustments were made to record CIP Credits in the correct accounting period and to classify them correctly in our consolidated statements of operations.
(3)	“Manufacturing and Freight” represents manufacturing and freight costs that should have been capitalized as a component of product costs but were incorrectly expensed as incurred. Adjustments were made to reduce operating expenses and increase inventory (for products on hand) and cost of revenue (for products shipped).
(4)	“Goodwill and Intangibles” represents a write-off of goodwill related to prior acquisitions due to a revision to our estimated enterprise value and a revision to the estimated value of certain intangible assets.
(5)	“Inventory Reserves” represents adjustments to reduce the carrying value of certain inventory items that had generally either had been returned from customers or were being used for internal development purposes.
(6)	“Accruals” represents accruals for future costs to be incurred primarily for warranty and repair obligations.
(7)	“Income Taxes” represents adjustments to reflect the tax impact of the restatement adjustments noted above and to record the appropriate tax provision for each jurisdiction in which the Company operates.
(8)	“Reclassifications” represents the impact of reclassifications on prior period financial statements in order to conform to the current year presentation.
(9)	Includes changes in allowance for bad debts.
(10)	Includes the expensing of certain prepaid assets to research and development of $2.1 million.
(11)	Includes the expensing of certain prepaid assets to research and development of $2.1 million and changes in allowances for bad debts of $78,000.

3. Summary of Significant Accounting Policies

Basis of preparation

The accompanying consolidated financial statements include the accounts of OCZ and its wholly-owned subsidiaries in Canada, Israel, Korea and the United Kingdom. All intercompany transactions and balances have been eliminated. OCZ’s fiscal year begins on March 1 and ends on February 28 or 29. All material intercompany balances and transactions have been eliminated. The significant accounting policies used in the preparation of the financial statements are summarized below.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of these financial statements in conformity with generally accepted accounting principles (“GAAP’’) in the United States of America requires management to make estimates, assumptions and exercise judgment that affect the reported amounts of assets, liabilities, revenues and expenses and related note disclosures. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including, among others, those related to bad debts and other related allowances, inventories and related reserves, income taxes, warranty obligations, fair value of common stock warrant liability stock-based compensation, business combinations, legal contingencies, realizability of goodwill and the assessment of recoverability of long-lived assets. The Company bases its estimates on historical experience and on other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for its judgments about the carrying values of assets and liabilities when those values are not readily apparent from other sources. However, future results will differ from these estimates under different assumptions and conditions.

Cash equivalents

Cash equivalents are considered highly liquid investments purchased with an original maturity of three months or less.

Restricted Cash

Restricted cash represents amounts designated for uses other than current operations. The Company periodically makes deposits of restricted cash for irrevocable letters of credit related to vendor obligations, and the lease of the Company’s corporate headquarters in San Jose, California.

Concentration of credit risks

Financial instruments which potentially subject the Company to concentrations of credit risk include our cash and cash equivalents and uninsured accounts receivable.

During the periods presented herein, the Company had deposits in banks in excess of the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses of such deposits to date. The Company is exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents to the extent recorded on the balance sheet. The Company is also subject to credit risk from our accounts receivable related to our product sales which are stated at the amount which management expects to collect. The Company’s trade accounts receivable do not bear interest. Customer creditworthiness is monitored and collateral is not required. The Company maintains credit insurance on the majority of its accounts receivable, and it has not experienced significant accounts receivable losses to date. It maintains a valuation allowance for doubtful accounts, estimated sales returns and CIP Credits. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, transaction history, current economic trends and customer insurability. See Note 7.

Inventories

Inventories are stated at the lower of cost or market using the average cost method. OCZ establishes provisions for excess and obsolete inventories to reduce the carrying values of such inventories to their estimated net realizable value after evaluation of historical sales, future demand, market conditions and expected product life cycles. Such provisions are included in “Cost of revenue” in the Consolidated Statements of Operations.

Consignment product shipped to some of the Company’s resellers is included in finished goods inventory. Inventory also includes estimated product to be returned to the Company as part of its allowance for sales returns. The Company includes consignment inventory and inventory expected to be returned within the category of inventory on its Consolidated Balance Sheets. See Note 7.

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

Business Acquisitions

The Company’s consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, with limited exceptions, and that the fair value of acquired intangible assets including in-process research and development, or IPR&D, be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the acquisition consideration over the assigned values of the net assets acquired is recorded as goodwill.

Goodwill

Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that it operates in a single segment and has a single reporting unit associated with the design, development, manufacture, sale and support of high performance and reliable Solid-State Drives (“SSDs’’) and premium computer components. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required. The performance of the quantitative impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting unit with its aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting unit using the income approach methodology of valuation that includes the discounted cash flow method, the market approach that includes a comparative analysis of a peer group of publicly traded companies, as well as other generally accepted valuation methodologies. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the quantitative impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

The Company performs goodwill impairment testing at the reporting unit level at least annually in the fourth fiscal quarter or more often if events or changes in circumstances indicate the carrying value may not be recoverable.

Impairment of long-lived assets

Long-lived assets consist of property and equipment and purchased intangible assets. Purchased intangible assets from business combinations include trademarks and trade names, customer relationships, the amortization of which is charged to sales and marketing expenses, and core and developed technology, the amortization of which is charged to cost of revenue.

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

Recoverability is assessed based on the carrying amounts of the asset and its fair value which is generally determined as the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Restructuring charges

Restructuring charges include costs related to employee termination benefits and long-lived assets impaired or abandoned. The determination of when we accrue for employee termination benefits depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carry forwards. The Company estimates its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. The Company is required to evaluate the realizability of its deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence giving greater weight to its recent cumulative losses and our ability to carryback losses against prior taxable income and, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

The Company recognizes and measures uncertain tax positions taken or expected to be taken in a tax return if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. The Company recognizes interest and penalties related to unrecognized tax benefits within the other income (expense) line in the consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Fair value of financial instruments

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

The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. During fiscal years 2013 and 2012, there were no nonrecurring fair value measurements of assets subsequent to initial recognition.

Revenue recognition

The Company records product revenue net of allowances for sales returns and CIP Credits, as described below. Revenue is recognized when the following criteria have been met:

•	There is persuasive evidence of an arrangement, generally evidenced by customer purchase orders and/or contracts;

•	Delivery has occurred, generally upon product shipment by a common carrier when the risk of loss has passed, or the customer has waived its rights to such criteria;

•	The terms are fixed and determinable and not subject to refund or adjustment; and

•	Collection is reasonably assured.

Probability of collection is assessed for each customer as it is subjected to a credit review process that evaluates the customer’s financial position, ability to pay, and the potential coverage by the Company’s credit insurer. If it is determined from the outset of an arrangement that collection is not reasonably assured, the customer generally is required to pay cash in advance of shipment. The Company also purchases credit insurance for the majority of its accounts receivable. If collectability is not considered reasonably assured from the outset of an arrangement, and the customer has not been required to pay cash in advance of shipment, the Company does not recognize revenue until collection occurs.

The Company records allowances against revenue for various credits under customer programs:

•

Product Returns – The Company grants limited rights to return product. Return rights vary by customer, and include stock rotation rights limited to a percentage approved by management and, in certain circumstances, the right to return defective products for credit under our warranty policy. Estimates of expected future sales returns are recognized at the time of sale based on analyses of historical return trends by customer and by product, inventories owned by and located at distributors and retailers, current customer demand, current operating conditions, product failure rates and other relevant customer and product information. Products returned are generally available for resale. Consequently, when the related product revenue is recognized, a sales return reserve is recorded along with a corresponding reduction of revenue and cost of revenue and reinstatement of the related inventory.

•

Customer Marketing Programs – The Company issues credits for Market Development Funds under a variety of customer marketing programs with many of its distribution and retail customers, and with certain indirect partners. Allowances for Market Development Funds are made against revenue if the programs either do not have an identifiable benefit to the Company or for which the Company is unable to determine fair value. Accruals for these Marketing Development Funds are recorded at the time of sale, or time of commitment, based on negotiated terms. We provide for these programs as a reduction to revenue when the related product revenue is recorded.

•

Rebates – Rebate programs include performance-based incentives and consumer rebates. Allowances for rebates are made based on negotiated terms, consideration of historical experience, anticipated volume of future purchases, and inventory levels of our customers.

•

Price Protection – Certain customer agreements contain terms allowing price protection credits to be issued in the event of a subsequent price reduction, subject to limitations. An allowance for estimated price protection credits to be granted is made when the related product revenue is recorded.

Significant management judgment must be used in estimating allowances under these programs in any accounting period. The Company regularly evaluates the adequacy of its accruals for sales returns and CIP Credits. Future market conditions and product transitions may require the Company to take action to increase such programs. In addition, when the variables used to estimate these costs change, or if actual costs differ significantly from the estimates, the Company would be required to record incremental reductions to revenue. If, at any future time, the Company becomes unable to reasonably estimate these costs, recognition of revenue is deferred until products are sold to end-users, which would adversely impact revenue recognized in the period of transition.

Research and development costs

Research and development costs are expensed as incurred.

Shipping and handling

For the fiscal years ended February 2013, 2012 and 2011, shipping and handling costs were $4.8 million, $4.7 million and $2.9 million, respectively, and are reflected in sales and marketing expense in the Consolidated Statement of Operations.

Advertising

The Company engages in a variety of methods of direct advertising and marketing media which generally includes ad placement in periodicals and internet-based advertising. All of the Company’s direct advertising costs are recorded as a sales and marketing expense as incurred. Advertising costs in the fiscal years ended February 2013, 2012 and 2011 were $3.3 million, $2.3 million and $3.1 million, respectively.

Currency translation

The majority of the Company’s sales are invoiced in United States Dollars (“USD”). Invoices in Euro and British Pound were insignificant during the fiscal years ended February 2013, 2012 and 2011.

The functional currency of the Company’s Canadian, Korean and UK entities is their local currency. All of the Company’s other foreign operations use the USD as their functional currency. When the local currency is the functional currency, gains and losses from translation of these foreign currency financial statements into USD are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. For subsidiary and branch operations where the functional currency is the USD, gains and losses resulting from remeasurement of foreign currency denominated balances into USD are included in other income (expense), net. Foreign currency transaction gains and (losses) for the fiscal years ended February 2013, 2012 and 2011 were $0.5 million, $0.2 million and $41,000, respectively and were included in other income (expense), net in the accompanying Consolidated Statements of Operations.

Product warranties

The Company generally warrants its products for a period of three to five years. Concurrent with the period when product revenue is recognized, a provision is recorded for the estimated warranty obligation to provide for the replacement of products or account credits for products that are found to be faulty within the warranty period. The obligation is adjusted periodically based on historical and anticipated experience.

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

The amount of compensation expense recognized using the Black-Scholes model requires the Company to exercise judgment and make assumptions relating to the factors that determine the fair value of stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility and the expected term of the option and the risk-free interest rate of return over the estimated option period. The expected term and expected future volatility of the options require judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. The Company estimates the forfeiture rate based on historical experience and to the extent the actual forfeiture rate is different from the estimate, share-based compensation expense is adjusted accordingly.

Common stock warrant liability

The Company accounts for certain warrants to purchase shares of common stock which are subject to certain anti-dilution adjustments which require them to be classified as derivatives. Accordingly, upon issuance, the fair value of the common stock warrants is recorded as a common stock warrant liability with a corresponding reduction of additional paid-in capital or as a discount to the related debt instrument for which the warrants were issued. The common stock warrants are subject to remeasurement to fair value at each balance sheet date, and any fair value adjustments are recognized and included in “Revaluation to fair value of common stock warrants” in the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time of exercise or expiration, the common stock warrant liability will be adjusted to fair value with the fair value change reflected in the Consolidated Statements of Operations and the remaining final fair value, if any, will be reclassified to additional paid-in capital.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock warrants outstanding. Diluted loss per share was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Numerator:
Net loss used in computing basic and diluted net loss per share	$(125,786)	$(123,452)	$(33,186)
Denominator:
Weighted-average shares used in computing basic net loss per share	67,722	50,855	28,689
Add potentially dilutive securities	—	—	—

Weighted-average shares used in computing diluted net loss per share	67,722	50,855	28,689

Net loss per share –basic and diluted	$(1.86)	$(2.43)	$(1.16)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive:

	Years Ended February 28/29,
	2013	2012	2011
Stock options	8,259,209	5,935,605	4,025,056
Restricted stock units	803,591	—	—
Common stock warrants	3,457,521	3,552,521	4,389,604

Total potentially dilutive securities	12,520,321	9,488,126	8,414,660

All outstanding options, restricted stock units and common stock warrants are potentially dilutive securities. However, since the Company incurred net losses during each of the fiscal periods presented, all potentially dilutive securities would have been anti-dilutive and were excluded from the computation of diluted shares. Accordingly, shares used to calculate basic and diluted net loss per share were the same in each period reported.

4. New Accounting Pronouncements

Fair Value

In May 2011, updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and was applied prospectively. This new guidance impacts how we report on fair value measurements only, and had no effect on our results of operations, financial position or liquidity upon our adoption on March 1, 2012.

Comprehensive Income

In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We have adopted this guidance effective with the first quarter of fiscal 2013. Other than the change in presentation, such adoption did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The revised guidance will not have a material effect on the Company’s financial position, results of operations or liquidity upon our adoption on March 1, 2013.

Offsetting Assets and Liabilities

In December 2011, the FASB issued additional guidance regarding “Disclosures about Offsetting Assets and Liabilities”. The additional guidance requires an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with the additional guidance or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with the additional guidance. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. Currently, the Company does not enter into any right of offset arrangements and expects implementation of this additional guidance to have little or no impact.

5. Acquisitions

Indilinx

On March 25, 2011, OCZ completed the acquisition of 100% of the equity interests of Indilinx Co., Ltd., (“Indilinx”) a privately-held company organized under the laws of the Republic of Korea. Indilinx’s products and solutions are comprised of advanced controllers, SSD reference designs, and software, which enable the rapid development and deployment of high performance solid state drives. The technology powers a wide range of storage solutions from cost-sensitive consumer devices to performance-optimized systems demanded by mission-critical enterprise applications. At the time of acquisition, Indilinx’s products included the Barefoot SSD controller which meets the demanding performance requirements of PC and Server applications and also helps facilitate the use of new high performance NAND flash memory, and the Amigos SSD controller which is ideally suited for embedded systems, mobile PCs, and other applications which require the speed, reliability, and power benefits of SSDs in a smaller form factor and at lower price points.

The acquisition of Indilinx is expected to expand OCZ’s presence in the embedded, hybrid storage, and industrial markets. The Indilinx acquisition is also intended to broaden OCZ’s intellectual property resulting from Indilinx’s portfolio of 26 patents and patent applications. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide OCZ with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the acquisition price, which exceeded the fair value of Indilinx’s net assets acquired, resulting in goodwill of $36.9 million. See Note 8. Goodwill.

The total acquisition consideration of $32.8 million consisted of (i) 4.2 million shares of OCZ common stock with a total fair value of $32.2 million, based on the price of OCZ common stock at the time of close, and (ii) $0.6 million of cash paid to the holders of Indilinx vested and unvested stock options as of the close of the transaction. The Company also incurred a total of $1.7 million of transaction costs which were primarily comprised of legal, accounting and valuation expenses in the quarter ended May 31, 2011. These transaction costs are classified as “Acquisition-related charges” on the Consolidated Statement of Operations for the year ended February 29, 2012.

The results of operations of Indilinx are included in OCZ’s Consolidated Statements of Operations from March 25, 2011, the date of acquisition. The following table summarizes fair value of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash acquired	$554
Other current assets	170
Fixed assets	431
Other tangible assets acquired	216
Intangible assets
Existing technology	96
In-process technology	1,974
Customer lists and related relationships	75
Trademarks and trade names	125
Goodwill	36,858

Total assets acquired	40,499
Loans payable	(4,923)
Accounts payable	(519)
Other accrued liabilities	(1,785)
Deferred tax liabilities	(499)

Total acquisition consideration	$32,773

Indication of fair value of the intangible assets acquired in connection with the Indilinx acquisition were determined using the income approach. The Company used an overall discount rate of approximately 15% to estimate the fair value of the intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Indilinx’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

•

Existing technology: The fair value of the existing technology assets acquired was established based on their highest and best use by a market participant using the “Royalty Savings Method”. In the Royalty Savings Method, the value of an asset is estimated by capitalizing the royalties saved because the Company owns the asset. Expected cash flows were discounted at the Company’s weighted average cost of capital of 15%;

•

In-process technology: As of the acquisition date, Indilinx was developing new versions and incremental improvements to its Barefoot product and the next generation SSD products. The in-process projects were at a stage of development that required further research and development to determine technical feasibility and commercial viability. The fair value of the in-process technology assets acquired was based on the valuation premise that the assets would be “In-Use” using a discounted cash flow model;

•	Customer lists and related relationships: The fair value of the customer contracts and related relationships assets acquired was based on the Royalty Savings Method;

•	Trademarks and trade names: The fair value of trade names/trademarks assets acquired was established based on the Royalty Savings Method.

Identified intangible assets are being amortized over the following useful lives:

•	Existing technology is estimated to have a useful life of one year;

•

In-process technology will be amortized upon completion over its projected remaining useful life as assessed on the completion date. The majority of the in-process projects were completed by the end of fiscal 2013 with the remaining project expected to be completed in 2014;

•	Customer contracts and related relationships are being amortized over their estimated useful life of five years;

•	Trade names/trademarks are being amortized over their estimated useful life of ten years.

The existing technology, patents/core technology, customer contracts, and related relationships and trade names/trademarks are amortized using the straight-line method.

PLX

On October 24, 2011, the Company completed the acquisition of certain assets and liabilities from PLX Technology Inc. (“PLX”) in exchange for cash consideration of $2.2 million. Pursuant to the agreement, the Company obtained a non-exclusive perpetual license related to consumer storage technology, capital equipment and assumed an approximately 40 person engineering Design Team located in Abingdon, United Kingdom. This transaction further strengthened the Company’s global research and development team and provides further access to advanced technology in an effort to accelerate solid state development, reducing the time to market for the next generation of SSD products, while also reducing development costs. The Company also incurred a total of $0.2 million of transaction costs which were primarily comprised of legal, accounting and valuation expenses and are classified as “Acquisition-Related Charges” on the Consolidated Statement of Operations for the year ended February 29, 2012.

The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Prepaid assets	$20
Fixed assets	499
Intellectual property technology license	1,015
Goodwill	794

Total assets acquired	2,328
Accrued liabilities	(128)

Total acquisition consideration	$2,200

Mr. Ralph Schmitt, PLX Technology Inc.’s Chief Executive Office (“CEO”), is also a member of OCZ’s Board of Directors. Throughout the term of the negotiations and up to the date of the acquisition, he removed himself from all discussions and had no authority to make decisions or influence the outcome of the arrangement. In October 2012, Mr. Schmitt became the CEO of OCZ

On November 10, 2011, OCZ UK Limited was formed in the United Kingdom and all acquired assets and employees from PLX were transferred into this new entity. The results of operations from the PLX acquisition are included in the Company’s Consolidated Statements of Operations from October 24, 2011, the closing date of the acquisition.

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

The acquisition of Sanrad is expected to expand OCZ’s presence in the enterprise solid state drive strategy and is expected to accelerate the adoption of OCZ’s PCIe-based flash storage solutions in virtualized environments. The acquisition is also intended to broaden OCZ’s intellectual property resulting from Sanrad’s portfolio of three key patents and patent applications. In addition, the acquisition provided an assembled workforce, the implicit value of future cost savings as a result of combining entities, and is expected to provide OCZ with future unidentified new products and technologies. These opportunities were significant factors to the establishment of the purchase price, which exceeded the fair value of Sanrad’s net tangible and intangible assets acquired, resulting in goodwill of $14.2 million that was recorded in connection with this acquisition. See Note 8. Goodwill.

The total acquisition consideration of $16.9 million consisted of the fair value of 2.1 million shares of OCZ common stock valued at the closing market price of $8.10 per share on January 9, 2012. The Company also incurred a total of $0.9 million of transaction costs which were primarily related to legal, accounting and valuation expenses in the year ended February 29, 2012. These transaction costs are classified as “Acquisition-Related Charges” on the Consolidated Statement of Operations for the year ended February 29, 2012.

The results of operations of Sanrad are included in OCZ’s Consolidated Statements of Operations from January 9, 2012, the date of acquisition. The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of acquisition (restated and in thousands):

Cash and cash equivalents	$731
Other current assets	150
Fixed assets	23
Intangible assets
Existing technology	3,600
Trademarks and trade names	100
Goodwill	14,211

Total assets acquired	18,815
Accrued liabilities	(973)
Deferred tax liabilities	(925)

Total acquisition consideration	$16,917

The Company used an overall discount rate of approximately 12% to estimate the fair value of the identified intangible assets acquired, which was derived based on financial metrics of comparable companies operating in Sanrad’s industry. In determining the appropriate discount rates to use in valuing each of the individual intangible assets, the Company adjusted the overall discount rate giving consideration to the specific risk factors of each asset. The following methods were used to value the identified intangible assets:

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

Identified intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized:

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

The excess of the total acquisition consideration over the fair value amounts assigned to the assets acquired and the liabilities assumed represents the goodwill amount resulting from the acquisition. We believe that the factors that contributed to goodwill include synergies that are specific to our consolidated business and not available to market participants, the acquisition of a talented workforce and a platform for developing and commercializing pharmaceutical products, as well as other intangible assets that do not qualify for separate recognition. See Note 8. Goodwill. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Pro Forma Financial Information

The unaudited pro forma financial information presented below for the years ended February 2012 and 2011 summarizes the combined results of operations as if the Indilinx, PLX and Sanrad acquisitions had been completed on March 1, 2010. The unaudited pro forma financial information for fiscal 2012 combines the results for OCZ for the year ended February 29, 2012, which includes the results of Indilinx subsequent to March 25, 2011, the results of PLX subsequent to October 24, 2011 and the results of Sanrad subsequent to January 8, 2012, the respective dates of acquisitions, and the historical results of Indilinx from March 1, 2011 through March 25, 2011, the historical results of PLX from March 1, 2011 through October 24, 2011 and the historical results of Sanrad from March 1, 2011 through January 8, 2012. The unaudited pro forma financial information for the year ended February 28, 2011 combines the results for OCZ for the year ended February 28, 2011 and the historical results of Indilinx, PLX and Sanrad for the year ended December 31, 2010.

The pro forma financial information is presented for informational purposes only and does not purport to be indicative of what would have occurred had the merger actually been completed on such date or of results which may occur in the future (in thousands, except per share amounts).

	Unaudited Years Ended February 28/29,
	2012	2011
Net revenue	$310,716	$183,540
Net loss	(126,628)	(37,776)
Net loss per share – basic and diluted	$(2.22)	$(1.08)

For the period from the acquisition closing through fiscal 2012, Indilinx products contributed revenue, excluding intercompany sales, of $1.8 million and a net operating loss of $4.9 million. For the period from the acquisition closing through February 29, 2012, Sanrad reported a net operating loss of $0.4 million and contributed net revenue that was insignificant.

6. Fair Value of Financial Instruments

The following table summarizes, for assets or liabilities measured at fair value at the reporting date, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
February 28, 2013
Cash deposits with third-party financial institutions	$11,127	$—	$—
Money market funds	1,159	—	—

Total assets measured and recorded at fair value	12,286	—	—

Common stock warrant liability	—	—	1,160

Total liabilities measured and recorded at fair value	$—	$—	$1,160

February 29, 2012
Cash deposits with third-party financial institutions	$8,241	$—	$—
Money market funds	83,870	—	—

Total assets measured and recorded at fair value	92,111	—	—

Common stock warrant liability	—	—	11,087

Total liabilities measured and recorded at fair value	$—	$—	$11,087

During the fiscal years ended February 2013 and 2012, there were no transfers between Level 1 and Level 2 fair value instruments. There were no transfers of instruments to Level 3, and the only instruments transferred out of Level 3 in fiscal years ended 2013 and 2012 were certain common stock warrants which were exercised and settled. The following table presents a reconciliation of the recurring Level 3 measurements on a gross basis for the years ended February 2013 and 2012 (in thousands):

	Years ended February 28/29,
	2013	2012
Balance at beginning of year	$11,087	$9,417
Warrants exercised at fair value	(70)	(2,620)
Change in warrant liability to current fair value	(9,857)	4,290

Balance at end of year	$1,160	$11,087

Common stock warrant liability is revalued to the estimated fair value at the end of each reporting period. Beginning in fiscal year 2013, the estimated fair value of the common stock warrant liability is calculated by management with the assistance of an independent third-party valuation firm using the Monte Carlo simulation model. Prior to fiscal year 2013, the Company calculated fair value using the Black-Scholes valuation model, which approximated fair value under the Monte Carlo simulation model. Fair value of the common stock warrant liability is classified as Level 3 due to the models reliance upon significant unobservable inputs.

7. Balance Sheet Details

Accounts Receivable and Allowances

Accounts receivable and related allowances are comprised of the following (in thousands):

	Years Ended February 28/29,
	2013	2012
		Restated
Accounts receivable trade	$24,158	$60,915
Allowance for doubtful accounts	(2,002)	(829)
Allowance for sales returns	(6,175)	(9,211)
Allowances for CIP credits	(3,753)	(6,289)

Accounts receivable trade, net of allowances	$12,228	$44,586

The following table summarizes the activity during fiscal years 2013 and 2012 (as restated) related to the allowances for doubtful accounts, sales returns and CIP Credits (in thousands):

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for doubtful accounts:
Twelve months ended February 28, 2013	$829	$1,674	$(501)	$2,002
Twelve months ended February 29, 2012 (restated)	1,470	707	(1,348)	829
Twelve months ended February 28, 2011 (restated)	1,646	1,256	(1,432)	1,470
Allowance for sales returns:
Twelve months ended February 28, 2013	9,211	21,712	(24,748)	6,175
Twelve months ended February 29, 2012 (restated)	1,898	8,439	(1,126)	9,211
Twelve months ended February 28, 2011 (restated)	1,207	1,025	(334)	1,898
Allowance for CIP:
Twelve months ended February 28, 2013	6,289	41,394	(43,930)	3,753
Twelve months ended February 29, 2012 (restated)	2,097	18,218	(14,026)	6,289
Twelve months ended February 28, 2011 (restated)	568	11,582	(10,053)	2,097

Inventories

Inventories by major category were comprised of the following (in thousands):

	February 28/29,
	2013	2012
		Restated
Raw materials	$8,846	$80,605
Work in progress	2,756	5,747
Finished goods	21,151	25,781

Total inventories	$32,753	$112,133

Included in finished goods inventory at fiscal 2013 and 2012 was $3.9 million and $5.2 million, respectively, of estimated inventory expected to be returned to the Company as part of its allowance for sales returns.

Prepaid expenses and other current assets

Prepaid expenses and other current assets by major category are comprised of the following (in thousands):

	February 28/29,
	2013	2012
		Restated
Sales and use tax receivable	$4,026	$6,991
Prepaid expenses	1,454	1,393
Other assets	2,148	122
Deferred tax assets	203	318

Prepaid expenses and other current assets	$7,831	$8,824

Property and Equipment

Property and equipment by major class of depreciable asset are comprised of the following (in thousands):

	February 28/29,
	2013	2012
Furniture and fixtures	$398	$259
Equipment	10,668	7,032
Leasehold improvements	997	738

	12,063	8,029
Less: accumulated depreciation and amortization	(4,268)	(3,031)

Property and equipment, net	$7,795	$4,998

Depreciation and amortization expense related to property and equipment for the fiscal years ended February 2013, 2012 and 2011 amounted to $2.5 million, $1.7 million and $1.1 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	February 28/29,
	2013	2012
		Restated
Warranty	$11,773	$10,074
Deferred revenue	—	12,642
Professional fees	2,769	526
Wages and other compensation	2,658	5,152
Customer deposits	2,430	3,963
Other liabilities	2,542	3,903

Accrued and other liabilities	$22,172	$36,260

8. Goodwill and Other Intangible Assets

Goodwill

As of February 28/29, 2013 and 2012, the carrying amount of goodwill was zero. The following is a summary of the goodwill activity for the year ended February 29, 2012 (restated, in thousands):

Goodwill
Balance as of February 28, 2011	$9,989
Acquisition of Indilinx	36,858
Acquisition of PLX	794
Acquisition of Sanrad	14,211
Impairment	(61,852)

Balance as of February 29, 2012	$—

Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired in a business combination. Goodwill is reviewed annually or whenever events or circumstances occur which indicate that goodwill might be impaired. Established accounting guidance provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment.

The Company originally performed its annual impairment test of goodwill as of February 29, 2012, and determined in step one that its enterprise value exceeded the carrying value of its net assets, and therefore no goodwill impairment existed. However, based upon the errors and related control weaknesses described in Note 2, the significant operating losses generated and reductions in its revenue forecasts, the Company reperformed its impairment test as of February 29, 2012. During step one of this reperformance, the Company reassessed the enterprise value used in its impairment calculation using a combination of market-based metrics based upon peer group metrics and discounted cash flow projections, and determined that the carrying value of its assets exceeded its enterprise value. Therefore, the Company determined that step two was required. Prior to performing step two, a fair value determination of non-goodwill long-lived assets was made, and it was determined that no impairment for the non-goodwill long-lived assets had occurred.

In step two of the goodwill impairment test, with the assistance of a third party valuation firm, the Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the Company had been acquired in a business combination and the estimated fair value was the price paid to acquire the Company. The excess of the fair value of the Company over the amount assigned to its assets and liabilities is the implied fair value of goodwill. Based upon step two of the goodwill impairment calculation that was reperformed, the Company determined that goodwill had no implied fair value, and therefore the Company recognized an impairment charge of $61.9 million in the fourth quarter of fiscal 2012, representing a write-off of the entire amount of the Company’s previously-recorded goodwill.

In November 2010, the Company acquired certain assets of Solid Data Systems, Inc. (“SDS”) and paid $0.4 million cash and issued 160,000 shares in restricted stock with a value of $0.6 million. The Company determined that it acquired as identifiable assets, IPR&D projects and fixed assets, with goodwill also resulting from the transaction. Following the acquisition, the Company determined that a charge should be recorded to impair the value of the goodwill and intangible assets acquired. Accordingly, an impairment charge of $1.0 million was recorded in the third quarter of fiscal 2011 which is included in “Impairment of goodwill and intangible assets” in the Consolidated Statement of Operations for the year ended February 28, 2011.

Intangible Assets

The following is a summary of the carrying amount of intangible assets for the fiscal years ended February 2013 and 2012 (in thousands):

	February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Useful Life
Identifiable finite-lived intangibles:
Existing and core technology	$5,606	$(792)	$(781)	$4,033	4.4 years
Customer relationships/contracts	75	(29)	—	46	3.1 years
Trademarks and trade names	505	(362)	—	143	2.3 years
Licensed technology	3,656	(1,601)	(1,411)	644	0.9 years

Subtotal of finite-lived intangibles	9,842	(2,784)	2,192	4,866	3.9 years
In-process technology, with indefinite lives	26	—	—	26	indefinite

Intangible assets	$9,868	$(2,784)	$(2,192)	$4,892

	February 29, 2012 (Restated)
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Weighted- Average Remaining Useful Life
Identifiable finite-lived intangibles:
Existing and core technology	$4,831	$(93)	$—	$4,738	5.2 years
Customer relationships/contracts	75	(14)	—	61	4.1 years
Trademarks and trade names	505	(300)	—	205	3.3 years
Licensed technology	3,505	(444)	—	3,061	2.2 years

Subtotal of finite-lived intangibles	8,916	(851)	—	8,065	3.6 years
In-process technology, with indefinite lives	801	—	—	801	indefinite

Intangible assets	$9,717	$(851)	$—	$8,866

During the second quarter of fiscal 2013, the Company discontinued certain product lines for which the core technology had been acquired in connection with the Indilinx acquisition. The Company recorded a charge of $0.8 million for the write-off of these intangible assets. In addition, concurrent with the 2013 Initiative Plan in the third quarter of fiscal 2013 (see Note 17), the Company discontinued other specific product lines for which certain licensed technology had previously been acquired. The Company recorded a charge of $1.4 million for the write-off of these intangible assets. The write-off for the intangible assets is included in “Impairment of goodwill and intangible assets” in the Consolidated Statement of Operations for the year ended February 28, 2013.

In fiscal 2012, the Company purchased $2.5 million of intangible assets consisting of a $2.0 million technology license with an estimated useful life of three years and a $0.5 million technology license with an estimated useful life of two years. During fiscal 2013, the Company purchased $0.2 million of patent intellectual property with an estimated life of three years. Amortization of licensed technology is recorded on a straight-line basis.

The IPR&D intangible assets are classified as indefinite lived assets that are not currently subject to amortization but are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The IPR&D assets will be subject to amortization upon completion of their respective research projects and commercialization begins. The fair value assigned to IPR&D assets was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be written-off.

For the years ended February 2013, 2012 and 2011, the Company recorded $1.9 million, $0.6 million and $0.1 million of amortization expense, respectively, for identified intangibles, of which $0.7 million and $0.1 million was included in cost of revenue during fiscal 2013 and 2012. No amortization was included in cost of revenue during fiscal year ended February 2011.

The estimated future amortization expense of finite-lived intangible assets is as follows as of February 28, 2013 (in thousands):

	Cost of Revenue	Operating Expenses	Total
Future amortization expense:
2014	$918	$607	$1,525
2015	918	118	1,036
2016	918	43	961
2017	919	14	933
2018	360	51	411

Total	$4,033	$833	$4,866

9. Commitments and Contingencies

Lease commitments

The Company leases office and warehouse facilities under lease terms expiring at various dates through fiscal 2019. Certain leases contain provisions which allow for early termination of the obligation prior to the end of the lease term. Rent expense was $2.3 million, $1.5 million and $0.8 million for the years ended February 2013, 2012 and 2011, respectively. As of the fiscal year ended February 2013, the future minimum payments due under these non-cancellable lease agreements are as follows (in thousands):

Future minimum lease payments
Years ending February 28/29
2014	$1,993
2015	2,091
2016	1,715
2017	1,387
2018	920
Thereafter	390

Total	$8,496

Non-cancelable purchase commitments

From time to time, the Company enters into various inventory and engineering services related purchase commitments with its suppliers. The Company had approximately $5.8 million in non-cancelable purchase commitments for goods and engineering services with certain suppliers as of February 28, 2013 and are expected to settle within the next 12 months. One key supplier represents 28% of these goods and engineering services commitments.

Warranties

The Company accrues for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and warranty claims. Activity for the Company’s warranty accrual, which is included in accrued liabilities, is summarized below (in thousands):

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Balance at beginning of period	$10,074	$4,352	$2,348
Accrual for current period warranties	11,093	10,507	4,214
Warranty settlements	(9,394)	(4,785)	(2,210)

Balance at end of period	$11,773	$10,074	$4,352

Litigation

Taiwan Vendor Claim

In July 2010, the Company received notice that a former vendor had filed legal proceedings in Taiwan demanding payment for materials which it contended were defective. As of February 28, 2011 the Company accrued $1.3 million for this contingency including potential interest costs which was included in general and administrative expense in the Consolidated Statement of Operations. On April 25, 2011, the Taoyuan District Court found in favor of the former vendor and the Company was ordered to pay $1.2 million plus interest of $0.2 million. During June 2011, these payments were made to the vendor and the case was formally closed.

Product Quality Claim

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California San Jose Division alleging that certain of the Company’s SSDs sold on or after January 1, 2011 did not meet certain performance criteria and as a result the Company engaged in certain deceptive practices and violated various laws. Among other things, the suit seeks unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement and injunctive and other equitable relief. The Company believes that the lawsuit has no merit and the Company intends to vigorously defend against this litigation.

Patent Infringement Claim

On September 7, 2011 a complaint for patent infringement was filed by a storage technology company in the United States District Court for the Eastern District of Texas alleging patent infringement against OCZ and eight other companies. The Company was served with a copy of the complaint on October 26, 2011 and filed six affirmative defenses in response on December 23, 2011. The plaintiff was seeking an injunction and unspecified damages, special damages, interest and compulsory royalty payments. On January 5, 2013, the Company entered into a SSD patent settlement and license agreement under which the Company was granted a worldwide, perpetual, irrevocable, non-exclusive and non-transferable, royalty-bearing license in exchange for payments of $200,000 in January 2013, $300,000 in January 2014 and $500,000 in January 2015. In addition, the Company will pay royalties of 1% of the net sales of SSD products sold in excess of $100 million with the total not to exceed $2 million for each calendar year 2014, 2015, 2016, and 2017. The license will be fully paid after December 2017.

Shareholder Litigation

A number of shareholder lawsuits, both class action and derivative, have been filed against the Company and certain of its current and former officers and directors, as detailed more fully in Item 3, Legal Proceedings. Between October 11, 2012 and November 6, 2012, a number of putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company, its former Chief Executive Officer, and its former Chief Financial Officer. The shareholder class action lawsuits subsequently were consolidated. The consolidated amended complaint asserts claims for alleged violations of the federal securities laws and seeks unspecified money damages and other relief on behalf of a putative class of persons who purchased or otherwise acquired OCZ common stock and/or call options between July 6, 2011 and January 22, 2013. The parties have reached an agreement in principle to settle the consolidated class action. The settlement is subject to negotiation of final documentation and court approval.

Between October 29, 2012 and December 14, 2012, three shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. OCZ is named as a nominal defendant. The federal derivative lawsuits subsequently were consolidated. The consolidated complaint in the Federal Derivative Action asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and generally alleges that the defendants misrepresented and/or failed to disclose material information regarding the Company’s business and financial results and failed to maintain adequate internal and financial controls. The consolidated derivative complaint seeks unspecified monetary damages, equitable and/or injunctive relief, restitution, disgorgement, attorneys’ fees and costs, and other relief. In May 2013, the parties reached a settlement in principle of the Federal Derivative Action. The settlement is subject to court approval.

Three shareholder derivative lawsuits also were filed in Santa Clara County Superior Court against certain of the Company’s current and former officers and directors (the “State Derivative Actions”). The Company is named as a nominal defendant and/or party in the State Derivative Actions. The State Derivative Actions have been stayed pending the resolution of the Federal Derivative Action.

An unfavorable outcome in the above-referenced shareholder lawsuits could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Securities and Exchange Commission Investigation

On November 15, 2012, the Company received a letter from the SEC indicating that the SEC is conducting an investigation. In connection with the investigation, the Company received subpoenas requesting that the Company produce certain documents relating to, among other things, our historical financial statements. The Company is cooperating fully with the SEC’s investigation. This investigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Class Action Litigation

On March 24, 2011, a purported class action suit was filed in the United States District Court for the Northern District of California, San Jose Division, alleging that certain of OCZ’s SSDs sold after January 1, 2011 did not meet certain speed and storage criteria and, as a result, the Company supposedly engaged in certain deceptive practices and violated various laws. Among other things, the suit sought unspecified actual and compensatory damages, as well as punitive damages, restitution, disgorgement, and injunctive and other equitable relief. On January 4, 2013, the parties entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”), as a result of which the individual plaintiff dismissed the case and released OCZ of all liability in connection therewith. The Settlement Agreement also contains an agreement by Plaintiffs’ Counsel that they did not intend to file any claim against OCZ in connection with any of the claims that were asserted or could have been asserted in the lawsuit. The Court dismissed the case with prejudice on January 9, 2013.

Failure to Satisfy a Continued Listing Rule

On October 17, 2012, the Company received notice from the Nasdaq OMX Group (“Nasdaq”) stating that the Company was not in compliance with Listing Rule 5250(c)(1) (“the Rule”) for continued listing due to the Company’s inability to file with the SEC the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 (the “Initial Delinquent Filing”) on a timely basis. The notification was issued in accordance with standard Nasdaq procedures and had no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. Pursuant to Nasdaq’s letter dated October 17, 2012, the Company had 60 calendar days of the date of the Nasdaq notification letter to submit a plan to regain compliance with respect to the Initial Delinquent Filing. On December 17, 2012, the Company submitted its plan to regain compliance. On December 20, 2012, the Company was informed that Nasdaq had granted an exception to its rules to enable the Company to regain compliance by February 28, 2013. On January 17, 2013, the Company received another letter from Nasdaq, as a result of its inability to file with the SEC its Form 10-Q for the period ending November 30, 2012 by its required filing deadline (the “Second Delinquent Filing”). In that letter, Nasdaq noted that the Second Delinquent Filing was an additional instance of non-compliance which could lead to delisting from Nasdaq. The Nasdaq letter noted that the Company was required to submit an update to its original plan to regain compliance with Nasdaq’s filing requirements for continued listing no later than February 1, 2013. Upon acceptance of the Company’s compliance plan, Nasdaq was permitted to grant an extension of up to 180 days from the Initial Delinquent Filing, or until April 8, 2013, for the Company to regain compliance with Nasdaq’s filing requirements for continued listing. On February 19, 2013, the Company received a third letter from Nasdaq. In that letter, Nasdaq accepted the Company’s plan to regain compliance, which permitted the continued listing of the Company’s stock on the Nasdaq Capital Markets. Under the terms of the revised exception, on or before April 8, 2013, the Company must have filed its Forms 10-Q for the period ended August 31, 2012 and November 30, 2012, and any other delinquent periodic reports as required by the Rule. The Company announced on April 8, 2013 that it would not be able to file its second and third quarter Forms 10-Q prior to the April 8, 2013 extended filing deadline previously established by Nasdaq, resulting in continued noncompliance with the Rule for those filings. On May 28, 2013 the Company received a determination from the NASDAQ Listing Qualifications Panel (the “Panel”) indicating that the Panel had granted the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that the Company is current in the filing of its periodic reports with the Securities and Exchange Commission by September 16, 2013. See Note 19.

10. Common Stock Warrant Liability

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share in connection with a private placement of its common stock. These common stock warrants contain certain embedded conversion features and provisions which are subject to anti-dilution adjustments requiring the fair value of the common stock warrants to be reflected on the balance sheet as a liability. The estimated fair value of the common stock warrants of $2.1 million upon issuance was recorded as a liability with a corresponding reduction of additional paid-in capital. As a result of the Company’s November 2, 2010 private placement equity financing, the anti-dilution feature contained in these common stock warrants was triggered which resulted in a new exercise price of $4.87 per share.

At each reporting period, the common stock warrant liability is revalued to its estimated current fair value with changes to the estimated fair value recognized in the Consolidated Statement of Operations. Beginning in fiscal year 2013, the estimated fair value of the warrant liability was determined by the Company with the assistance of an independent third-party valuation specialist using the Monte Carlo simulation model. Prior to fiscal year 2013, the Company determined the estimated fair value using the Black-Scholes valuation model, which approximated the fair value as calculated under the Monte Carlo simulation model. The fair value of the common stock warrant liability is classified as Level 3 due to the models reliance upon significant unobservable inputs.

The common stock warrant liability requires remeasurement to fair value upon each reporting date while the underlying common stock warrants are outstanding and accordingly, the Company has recognized revaluation (income)/expense adjustments in the Consolidated Statements of Operations for the fiscal years ended February 2013, 2012 and 2011 of $(9.9) million, $4.3 million and $7.9 million, respectively.

The fair value of the common stock warrant liability for the fiscal years ended February 2013 and, 2012 was calculated using the following assumptions:

	Years Ended February 28/29,
	2013	2012	2011
Share price	$1.73	$8.60	$7.57
Expected life (in years)	2.1	3.1	4.1
Risk free interest rate	0.3%	0.9%	2.1%
Volatility	105%	78%	43%
Dividend yield	0.0%	0.0%	0.0%

At February 28, 2013 and February 29, 2012, the Company had a total of 1,979,168 and 1,999,168 outstanding common stock warrants, respectively, underlying the common stock warrant liability. These warrants will expire on March 23, 2015 and may be exercised at any time at the option of the holders and may be exercised on a cashless basis. During the fiscal years ended February 28, 2013 and February 28, 2011, warrant holders exercised 20,000 and 43,332 warrants, respectively, for cash. During the fiscal years ended February 29, 2012 and February 28, 2011, warrant holders exercised 416,666 and 116,667 warrants on a cashless basis resulting in the issuance of 199,567 and 36,866 common shares, respectively.

11. Credit Facilities

Silicon Valley Bank Asset-Based Financing Agreement

In February 2011 the Company signed a new agreement with Silicon Valley Bank (“SVB”) for an asset-based financing of up to $25 million (the “SVB Agreement”), which replaced a previous $10.0 million Loan and Security Agreement with SVB. The SVB Agreement, which was amended and restated in February 2012, expired on May 6, 2012, expanded the $17.5 million debt capability available under the prior joint factoring loan arrangements with SVB and Faunus Group International, Inc. (“FGI”). Upon completion of the SVB Agreement, the Company also terminated its Sale of Accounts and Security Agreement (“FGI Agreement”) with FGI. As part of the termination of the FGI Agreement, a contractual penalty of $0.2 million was paid to FGI and is included in the “Interest and financing costs” caption on the Consolidated Statement of Operations for the year ended February 28, 2011.

The SVB Agreement contained financial covenants for quarterly EBITDA, as defined in the agreement, and a monthly quick ratio computation (the Company’s cash and accounts receivable divided by current liabilities). Interest rates ranged between prime plus 1.5% to prime plus 2.5%. There were also provisions for letter of credit sub-limits and various operational, reporting, restrictions of cash dividends, negative and affirmative covenants with which the Company must comply. On January 31, 2012 the Company executed an amendment to provide a formal waiver of the Sanrad acquisition as well as to extend the SVB Agreement until May 6, 2012. On April 25, 2012 the Company executed an amendment to provide a formal waiver of the covenant for EBITDA levels for the period ending February 29, 2012. As of February 29, 2012, the Company had no borrowings under the SVB Agreement, which expired May 6, 2012.

Wells Fargo Capital Finance Senior Secured Credit Facility

On May 10, 2012 the Company signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility (“WFCF facility”) to replace the SVB Agreement. As in the SVB Agreement, borrowings under the WFCF facility were limited to a borrowing base based on the Company’s receivables. The WFCF facility had a 5-year term and provided for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions were met. The WFCF facility contained minimum liquidity levels and certain financial covenants if these levels were not met. There were also two interest rate options using either a “Base Rate” or a “LIBOR Rate” as defined, both of which contained an “Applicable Margin” spread ranging from 1.25% to 2.75% depending on the “Excess Availability” as defined.

On October 12, 2012, the Company entered into Amendment No. 1 to the WFCF facility dated May 10, 2012, which redefined certain calculations within the borrowing base and required weekly rather than monthly monitoring of minimum liquidity levels.

On January 15, 2013, the Company entered into Amendment No. 2 to the WFCF facility as the Company was in violation of certain covenants which included its failure to meet a minimum EBITDA requirement. Amendment No. 2 kept the line of credit available commencing January 15, 2013 and ending on the earlier of (i) February 15, 2013, or such later date as the Company and WFCF agreed to in writing; (ii) the occurrence of any Event of Default; or (iii) the occurrence of any Termination Event.

In addition, the Company agreed to certain additional terms and conditions, including: (1) the Company did not have the right to exercise the LIBOR option until WFCF delivered notice to the Company agreeing to reinstate the LIBOR option. Without the LIBOR option, loans under the Credit Agreement bore interest at a Base Rate plus a spread, with the effect that the interest rate increased by approximately 2%; (2) upon the expiration or termination of the Amendment No. 2 period, WFCF would have no further obligation to make loans under the Credit Agreement; (3) the amount of loans outstanding under the Credit Agreement was limited to (i) $35.0 million less (ii) the letters of credit at such time, plus the principal amount of swing loans outstanding, plus a new availability block of $15.0 million; (4) WFCF established a new availability reserve of $5.0 million against the borrowing base; (5) the Company agreed to pledge 65% of the voting equity interest of Indilinx, the Company’s Korean subsidiary; (6) the Company agreed to not permit Liquidity to be less than $10.0 million for more than one consecutive day; (7) the Company paid an amendment fee of $0.1 million; (8) the Company agreed to cause Indilinx to transfer to the Company no later than February 28, 2013 all of its material assets; (9) the committed expansion by WFCF to up to $60.0 million of cumulative borrowings was eliminated; and (10) the Company agreed to release certain claims against WFCF.

At February 28, 2013, no borrowings were outstanding under the WFCF facility. Subsequent to the end of fiscal 2013, the Company terminated the Wells Fargo Capital Finance facility and entered into a separate financing arrangement with Hercules Technology Growth Capital, Inc. See Note 19.

12. Stockholders’ Equity

Preferred Stock

OCZ has 20,000,000 authorized shares of preferred stock. On October 25, 2011, the Company designated 100,000 of these shares as Series A Junior Participating Preferred Stock in connection with the Board’s same day approval and adoption of a stockholder rights plan. Under the plan, OCZ declared and paid a dividend of one preferred share purchase right for each share of OCZ common stock held by the Company’s stockholders of record as of the close of business on November 4, 2011. Each preferred share purchase right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0025 per share, at a price of $35.00, subject to adjustment. The rights are not exercisable until the distribution date. The distribution date is defined as when an acquisition of 20% or more of the Company’s common stock by an acquiring person has occurred. The stockholder rights plan may have the effect of deterring or delaying a change in control of OCZ.

Common Stock Issuances

During the fiscal year ended February 28, 2010, OCZ issued 60,990 shares of its Series A preferred stock at $5.00 per share, which were converted into 62,733 shares of common stock on May 4, 2010.

In March 2010, OCZ consummated a private placement financing pursuant to which it issued 5,151,662 shares of its common stock at $3.00 per share. OCZ received gross proceeds of $15.5 million. In connection with the financing, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than May 21, 2010, to register 5,151,662 shares of its common stock and 2,575,833 shares of its common stock issuable upon exercise of certain warrants described below under “Warrants”. The registration statement was filed with the SEC on May 21, 2010, last amended on July 20, 2010 and declared effective also on July 20, 2010.

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

On November 2, 2010, OCZ consummated a private placement financing pursuant to which it issued 7,139,960 shares of its common stock at $3.08125 per share. OCZ received gross proceeds of $22.0 million. In connection with the financing, OCZ entered into a registration rights agreement which required OCZ to file a registration statement with the SEC no later than December 17, 2010, to register the 7,139,960 shares and 1,784,996 shares of its common stock issuable upon exercise of certain warrants, described below under “Warrants”. The registration statement was filed with the SEC on December 10, 2010, amended on December 22, 2010 and declared effective as of January 3, 2011.

On November 15, 2010, OCZ issued 160,000 shares of its common stock in connection with the acquisition of certain intellectual property from SDS. Of the shares issued, 38,000 shares were subject to various escrow provisions. On May 15, 2012, the Company released 18,000 shares from escrow to the former shareholder of SDS with the remaining shares to be released upon the 3-year anniversary of the SDS purchase provided the Company does not file claims for indemnification as allowed under the purchase agreement.

On December 9, 2010, OCZ issued 4,210 shares of common stock valued at approximately $20,000 in connection with an engagement letter dated December 9, 2009 by and between OCZ Technology Group, Inc., and Merriman Capital, Inc., for various financial consulting services.

On January 7, 2011, OCZ issued 150,000 shares of common stock valued at $0.8 million in connection with a securities purchase agreement between OCZ Technology Group, Inc., and MICSYS Technology Co., Ltd., who is a vendor.

On March 25, 2011, OCZ issued 4,160,630 shares of common stock in connection with the acquisition of Indilinx Co., Ltd. In connection with this acquisition, a registration statement for 4,160,630 shares was filed with the SEC on May 17, 2011, amended on June 15 and June 17, 2011 and declared effective as of June 17, 2011.

On April 13, 2011, OCZ issued 11,730,000 shares of common stock in a public offering. The net proceeds to the Company were $93.5 million, which is net of underwriters’ discounts and commissions and related legal, accounting, printing, and other costs totaling $6.2 million.

On January 9, 2012, OCZ issued 2,088,582 shares of common stock in connection with the acquisition of Sanrad Inc.

On February 13, 2012, OCZ issued 12,000,000 shares of common stock at a price of $9.00 per share in a follow-on public offering. The net proceeds to the Company were $100.8 million from the offering, after deducting underwriting discounts and commissions and offering expenses of $7.2 million. On March 13, 2012, the underwriters of the February 2012 public offering of 12,000,000 shares of common stock have partially exercised their over-allotment option to purchase an additional 1,013,991 primary shares. The net proceeds from the over-allotment option exercise were $8.5 million, bringing the total net proceeds from the offering to $109.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the restatement Investigation, the Company reclassified $0.1 million from accrued and other liabilities to additional paid-in capital in order to properly account for fees associated with the February 13, 2012 common stock offering.

Warrants

The following table summarizes warrant activity for fiscal years ended February 2013, 2012 and 2011:

	Number of Shares	Exercise Price Range	Total Exercise Price	Weighted Average Exercise Price
Balance at February 28, 2010	274,695	$2.25-5.00	$1,082,123	$3.93
Warrants granted	4,912,401	3.00-5.25	23,953,126	4.88
Warrants granted—Series A conversion	4,022	4.86	19,547	4.86
Warrants exercised for common shares	(326,108)	1.85-4.87	(980,163)	3.01
Warrants exercised for common shares—cashless	(330,864)	3.08-4.87	(1,228,166)	3.71
Warrant exchange rate differences	—	—	(56,187)	—
Warrant expired or forfeited	(144,542)	5.00	(722,147)	5.00

Balance at February 28, 2011	4,389,604	3.00-5.25	$22,068,133	5.03
Warrants granted	—	—	—	—
Warrants exercised for common shares	(52,000)	4.03-5.00	(233,810)	4.50
Warrants exercised for common shares—cashless	(785,083)	4.87-5.25	(3,956,659)	5.03

Balance at February 29, 2012	3,552,521	3.00-5.25	17,877,664	5.03
Warrants granted	—	—	—	—
Warrants exercised for common shares	(20,000)	4.87	(97,400)	4.87
Warrants exercised for common shares—cashless	(75,000)	5.25	(393,750)	5.25

Balance at February 28, 2013	3,457,521	3.00-5.25	$17,386,514	5.03

During the fiscal year ended February 28, 2007, OCZ issued 134,175 common stock warrants as part of a fee arrangements relating to our initial and follow-on offerings on the London Stock Exchange’s AIM and a previous private placement. During the fiscal year ended February 28, 2011, all 134,175 warrants were exercised in cash for total proceeds of $323,336.

During the fiscal year ended February 28, 2010, OCZ issued warrants to purchase up to 140,520 shares of its Series A preferred stock at $5.00 per share. Under the terms of OCZ’s certificate of incorporation with respect to OCZ’s Series A preferred stock, each share of Series A preferred stock was to be automatically converted into shares of common stock on the sixtieth (60th) trading day following the commencement of trading of OCZ’s common shares on a public stock exchange (“Mandatory Conversion”), including the over the counter bulletin board (the “OTCBB”), which occurred on May 4, 2010. The number of shares of OCZ’s common stock warrants issued upon Mandatory Conversion was determined by dividing $5.00 by the Denominator Price, which was the 60 Day Average of $4.86. On May 4, 2010, warrants to purchase 140,520 shares of OCZ’s Series A preferred stock were converted into warrants to purchase 144,542 shares of OCZ’s common stock at $4.86 per share. Such warrants were issued in reliance on Regulation S of the Securities Act. All warrants related to this issuance expired in August 2010.

In March 2010, OCZ issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share (see Note 13) in connection with a private placement of common stock. These warrants are subject to certain anti-dilution adjustments and, as a result of the Company’s November 2, 2010 private placement equity financing, these warrants were subject to a price adjustment calculation which resulted in a new exercise price of $4.87 per share. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. During the fiscal year ended February 28, 2013 and 2011, warrant holders exercised 20,000 and 43,332 warrants, respectively, for cash. During the fiscal years ended February 29, 2012 and February 28, 2011, warrants exercised on a cashless basis were 416,666 and 116,667, respectively, resulting in the issuance of 199,567 and 36,866 common shares, respectively. As of February 28, 2013, there are 1,979,168 warrants outstanding.

In connection with the March 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 154,550 shares of its common stock at $3.00 per share and an additional warrant to purchase up to an additional 77,275 shares of the Company’s common stock at $5.25 per share. The placement agent warrants contain certain piggyback registration rights. These warrants will expire on March 23, 2015 and may be exercised by the holders on a cashless basis. During the fiscal year ended February 28, 2011, warrant holders exercised 148,600 warrants for cash. During the fiscal year ended February 29, 2012, warrant holders exercised 74,300 warrants on a cashless basis resulting in the issuance of 17,019 common shares. As of February 28, 2013 there are a total of 8,925 warrants outstanding.

In November 2010, OCZ issued warrants to purchase up to an aggregate of 1,784,996 shares of its common stock at an exercise price of $5.25 per share. These warrants became exercisable on May 3, 2011. During the fiscal years ended February 28, 2013 and February 29, 2012, warrant holders exercised 75,000 and 240,568 warrants on a cashless basis resulting in the issuance of 27,446 and 100,341 common shares, respectively. As of February 28, 2013 there are a total of 1,469,428 warrants outstanding.

In connection with the November 2010 financing, OCZ issued to a placement agent a warrant to purchase up to 214,198 shares of the Company’s common stock at an exercise price of $3.08125 per share and, at the time of such exercise, to receive a subsequent warrant to purchase up to an additional 53,549 shares of the Company’s common stock at an exercise price of $5.25 per share. The placement agent warrants contain certain piggyback registration rights. All of these warrants will expire on November 2, 2015 and may be exercised by the holders on a cashless basis. During the fiscal years ended February 29, 2012 and February 28, 2011, warrant holders exercised, on a cashless basis, 53,549 and 214,198 warrants respectively, resulting in the issuance of 12,266 and 36,866 common shares, respectively. As of February 29, 2012 all warrants have been exercised.

In December 2010, OCZ issued common stock warrants in connection with certain service agreements. These warrants were exercisable into an aggregate of 27,000 shares of common stock at an exercise price of $4.03 per share and were set to expire between November 12, 2011 and May 12, 2012. During the fiscal year ended February 29, 2012, all 27,000 warrants were exercised for cash.

In January 2011, OCZ issued warrants to a vendor in connection with a securities purchase agreement. The warrants are exercisable into an aggregate of 25,000 shares of common stock at an exercise price of $5.00 per share and expire by January 6, 2012. During the fiscal year ended February 29, 2012, all 25,000 warrants were exercised for cash.

13. Stock-Based Compensation

Stock incentive plans

In December 2004, the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) with 1,800,000 shares of common stock authorized for issuance. The shares subject to the 2004 Plan were subsequently increased to 5,232,873. With 2,500,000 additional shares approved by the Company’s stockholders in October 2010, and an additional 4,500,000 shares approved by its stockholders in September 2011, the total shares authorized for issuance under the 2004 Plan increased to 12,232,873. Shares to be purchased pursuant to the 2004 Plan are subject to forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Board may determine. The options granted expire in a term not to exceed 10 years from grant date.

In July 2012, the Board of Directors adopted and the stockholders approved on August 13, 2012, the 2012 Equity Compensation Plan (“2012 Plan”) to increase the number of shares of the Company’s common stock available as equity or equity-based compensation to employees, directors and other persons providing services to the Company and its affiliates, to broaden the types of awards available for issuance (as compared to the 2004 Plan) and to enable the Company to respond to market trends and to tailor incentives to its business goals. In particular, the 2012 Plan authorizes the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights and full value awards, including restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units and awards with respect to partnership interests which are convertible into, exchangeable for or redeemable in shares of the Company’s common stock. The 2012 Plan is authorized to issue up to 5,200,000 shares of common stock plus 1,301,324 shares authorized under the 2004 Plan as of the adoption date that were not subject to outstanding awards. Upon the approval of the 2012 Plan, granting of awards ceased under the 2004 Plan. The shares to be issued under the 2012 Plan are subject to forfeiture conditions, repricing restrictions and other transfer restrictions as the Board of Directors may determine. The awards granted under the plan will expire in a term not to exceed 10 years from date of grant.

The following table summarizes stock option and restricted stock unit activity for fiscal years ended February 2013, 2012 and 2011:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Option	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at February 28, 2010	1,659,614	2,779,111	$2.20	—	$—
Authorized	2,500,000	—	—	—	—
Granted	(2,678,842)	2,678,842	4.73	—	—
Options exercised	—	(927,915)	1.26	—	—
Forfeited or cancelled	504,982	(504,982)	2.62	—	—

Balance at February 28, 2011	1,985,754	4,025,056	4.05	—	—
Authorized	4,500,000	—	—	—	—
Granted	(3,292,500)	3,292,500	7.02	—	—
Options exercised	—	(819,199)	2.24	—	—
Forfeited or cancelled	562,752	(562,752)	5.25	—	—

Balance at February 29, 2012	3,756,006	5,935,605	5.83	—	—
Authorized	5,200,000	—
Granted	(6,048,806)	4,780,250	4.88	1,268,556	3.22
Options exercised and RSUs vested	—	(87,685)	1.78	(372,340)	1.88
Forfeited or cancelled	458,688	(2,368,961)	6.30	(92,625)	4.79

Balance at February 28, 2013	3,365,888	8,259,209	$5.19	803,591	$3.65

Vested and expected-to-vest at February 28, 2013		6,932,310	$5.24	594,657	$3.65
Vested and exercisable at February 28, 2013		3,155,751	$5.57

The weighted-average remaining contractual life of all vested and expected-to-vest stock options at February 28, 2013 was 8.4 years. The weighted-average remaining contractual life for all exercisable stock options at February 28, 2013 was 7.5 years. The weighted-average remaining contractual life of all expected-to-vest RSUs at February 28, 2013 was 1.7 years.

The aggregate intrinsic value of options exercisable at February 28, 2013 was $0.2 million. The aggregate intrinsic value of stock options vested and expected to vest was $0.2 million at February 28, 2013. The aggregate intrinsic value of RSUs expected to vest was $1.0 million at February 28, 2013. For stock options, aggregate intrinsic value represents the differences between the exercise price of dilutive stock options and the closing price of the Company’s stock of $1.73 on February, 28, 2013. For RSUs, aggregate intrinsic value represents RSUs valued at the closing price of the Company’s stock on February 28, 2013.

The following table provides supplemental information pertaining to stock option and RSU exercise activity for fiscal years ended February 2013, 2012 and 2011 (in thousands, except fair values):

	Years Ended February 28/29,
	2013	2012	2011
Stock options:
Weighted-average fair value of options granted per share	$2.93	$4.17	$1.76
Intrinsic value of options exercised	277	5,172	4,119
Cash received from options exercised	156	1,013	1,680
Restricted stock units:
Intrinsic value of restricted stock units vested	$774	$—	$—

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the closing stock price of the Company’s stock on the date of exercise. The intrinsic value of vested RSUs vested is calculated based on the Company’s stock price on the date of vesting.

Stock-based compensation

The following table summarizes stock-based compensation costs in OCZ’s Consolidated Statements of Operations for the fiscal years ended February 2013, 2012 and 2011 (in thousands):

	Years Ended February 28/29,
	2013	2012	2011
Stock-based compensation by category of expense:
Cost of revenue	$765	$278	$183
Research and development	3,020	1,470	148
Sales and marketing	1,823	950	340
General and administration	2,746	883	357

Total stock-based compensation	$8,354	$3,581	$1,028

Stock-based compensation by category of expense:
Stock options	$6,242	$3,581	$1,028
Restricted stock units	2,112	—	—

Total stock-based compensation	$8,354	$3,581	$1,028

Stock-based compensation in the fiscal year ended February 28, 2013 includes $0.1 million resulting from the August 2012 retirement agreement entered into between the Company and its Chief Financial Officer. The agreement extended the post-employment exercise period of vested stock options when he retires. Stock-based compensation due to this modification was calculated as of the date of the agreement based upon the difference in fair value of the underlying stock options immediately before and immediately after the modification.

The Company did not capitalize any stock-based compensation as inventory in the years ended February 2013, 2012 and 2011 as such amounts were immaterial.

The fair value of RSU’s is determined on the date of grant based on the market price of the Company’s common stock. As of February 28, 2013, total unamortized stock-based compensation related to non-vested stock options and RSUs was $14.2 million and $1.5 million, respectively, which will be recognized over weighted-average periods of 3.0 years and 1.8 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	Years Ended February 28/29,
	2013	2012	2011
Expected life (in years)	4.55	4.19	4.40
Expected volatility	81%	78%	45%
Risk-free interest rate	0.7%	1.2%	1.9%
Dividend yield	0.0%	0.0%	0.0%

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

The expected volatility is calculated using historical daily closing prices of the Company’s common stock.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of OCZ’s employee stock options and employee stock purchase plan awards. The dividend yield assumption is based on the Company’s history and lack of an expectation of dividend payouts.

14. Restructuring Charges

2013 Initiative

During fiscal 2013, the Company recorded restructuring charges of $1.7 million related to its 2013 Initiative Plan, which provided for a strategic transformation by streamlining product offerings and shifting sales channels towards enterprise and original equipment manufacturer (“OEM”) solutions in order to make the Company more efficient and profitable. The 2013 Initiative Plan included $1.4 million of severance charges related to terminating 228 employees. The majority of severance charges were related to the Company’s Korean facility as the Company prepares it for closure. Also included were a $0.2 million loss on disposal of fixed assets and a $0.1 million charge for legal and other fees related to the facility closure.

All costs of the 2013 Initiative were completed and settled by February 28, 2013.

15. Employee Savings and Retirement Plan

The Company maintains a 401(k) plan, known as the OCZ Pension Plan. Eligibility to participate in the plan is subject to certain minimum service requirements. Employees may voluntarily contribute up to $17,000 per annum (or $22,500 for individuals over 50 years of age); which is the IRS maximum. At the Company’s discretion it may decide to initiate employer matching contributions upon approval by the Board of Directors and members of the Compensation Committee in the near future. Any employer contributions are immediately 100% vested under the current plan document. We did not make any contributions during the fiscal years ended February 2013, 2012 and 2011.

16. Income Taxes

Loss before income taxes consists of the following (in thousands):

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Domestic	$(125,574)	$(71,123)	$(31,871)
International	(203)	(53,199)	(454)

Total	$(125,777)	$(124,322)	$(32,325)

The primary components of deferred income tax assets and liabilities are as follows (in thousands):

	February 28/29,
	2013	2012
		Restated
Intangible assets	$2,624	$1,470
Accrued liabilities and allowances	23,312	23,616
Stock based compensation	4,180	1,116
Foreign tax credit	676	412
Net operating loss carryforwards	70,213	20,904
Fixed assets	1,254	1,483
State deferred tax effect on federal	(4,313)	(2,022)

Gross deferred assets	97,946	46,979
Valuation allowance	(97,399)	(47,071)

Net deferred assets (liabilities)	$547	$(92)

Reported as:
Current deferred tax assets	$203	$318
Non-current deferred tax assets	553	84
Non-current deferred tax liabilities	(209)	(494)

Net deferred tax assets (liabilities)	$547	$(92)

The provision for (benefit from) for income taxes consists of the following (in thousands):

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Current:
Federal provision	$12	$—	$—
State provision	2	1	—
Foreign provision	635	460	25
Deferred:
Federal provision	—	—	713
State provision	—	—	123
Foreign benefit	(640)	(1,331)	—

Total	$9	$(870)	$861

As February 28, 2013, the Company has approximately $177 million for Federal and $127 million for California state net operating loss carryforwards, respectively, available to offset future taxable income. Any unused Federal carry forwards will expire between 2033 and 2034 and any unused California State carry-forwards will expire between 2033 and 2034.

The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 34% and the benefit from income taxes for fiscal 2013, 2012 and 2011:

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Statutory federal income tax benefit rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	—	—	(5.8)
Valuation allowances	36.1	17.5	42.4
Goodwill impairment	—	15.0	—
Foreign tax differential	—	—	0.1
Permanent differences	(2.2)	1.2	—
Change in foreign deferreds	(0.5)	(1.1)	—
Other	(0.5)	0.7	—

Effective tax rate	0.0%	(0.7)%	2.7%

We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis. In accordance with U.S. GAAP a valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. During fiscal 2013 and 2012, we maintained a valuation allowance against our U.S. deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.

During the year ended February 28, 2013, the unrecognized tax benefit (“UTB”) less accrued interest and penalties increased from $3.0 million to $4.6 million. Of the total $4.6 million of unrecognized tax benefits, $0.9 million represents the amount that if recognized, would unfavorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

A reconciliation of the March 1, 2012 through February 28, 2013 amount of UTB is as follows (in thousands):

	February 28,	February 29,
	2013	2012
Balance at beginning of year	$3,024	$—
(Decreases) in unrecognized tax benefits related to prior years’ UTB	(29)	—
Increases in unrecognized tax benefits related to current year’s UTB	1,643	3,024

Balance at end of year	$4,638	$3,024

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On February 28, 2013 the Company had $11,000 accrued for estimated interest and zero for estimated penalties related to uncertain tax positions. For the year ended February 28, 2013, the Company recorded estimated interest of $11,000 and estimated penalties of zero.

There were no unrecognized income tax benefits, including accrued interest and accrued penalties on February 28, 2013 related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company’s major tax jurisdictions are the United States federal, State of California, United Kingdom, Israel, and Taiwan, and the Company’s income tax returns are no longer subject to examination by these taxing authorities as follows:

Jurisdiction:	Tax Years
U.S. Federal	2006
California	2004
Israel	2011
Taiwan	2008
United Kingdom	2011

Management’s intent is to indefinitely reinvest any undistributed earnings from its foreign subsidiaries, accordingly no provision for federal and state income taxes has been provided thereon, nor is it practical to determine the amount of this liability. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes.

17. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. OCZ reviews financial data and operates its business in one reportable business segment comprised of two revenue product groups including SSD storage and Power supplies/memory/other. The DRAM memory products were discontinued as of February 28, 2011, consequently, certain prior year line item category descriptions and balances have been reclassified to conform to the current year presentation. The overall totals remained the same.

The following table sets forth the net revenues for each of the Company’s product groups for the fiscal years ended (in thousands):

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Net revenue by product group:
SSD	$311,043	$285,644	$121,441
Power supplies, memory, other	22,921	24,516	59,187

Net revenue	$333,964	$310,160	$180,628

Net revenues by major geographic area (based on shipping destination), major customers and the Company’s property and equipment, net by geographic region for the fiscal years ended February 2013, 2012 and 2011 are set forth below (in thousands).

	Years Ended February 28/29,
	2013	2012	2011
		Restated	Restated
Net revenue by major geographic area:
United States	$124,438	$91,280	$66,001
Germany	60,548	58,390	30,701
Europe, Middle East, Africa	84,791	100,340	54,386
Rest of world	64,187	60,150	29,540

Net revenue	$333,964	$310,160	$180,628

Major customers

During fiscal 2013 and 2012, we had no customers that represented more than 10% of net revenue and during fiscal 2011 we had one customer that represented 17% of net revenue.

Top ten customers represented approximately 49%, 40% and 50% of net revenue for the fiscal 2013, 2012 and 2011, respectively.

As of fiscal year-end 2013 we had two customers that represented 17% and 11% of net trade receivables. As of fiscal year-end 2012 we had one customer that represented 14% of net trade receivables. No individual customer represented 10% or more of net trade receivables as of fiscal year-end 2011.

Property and equipment

	February 28/29,
	2013	2012
		Restated
Property and equipment, net (in thousands):
Taiwan	$4,967	$2,966
United States	1,424	901
United Kingdom	984	715
Rest of world	420	416

Net property and equipment	$7,795	$4,998

18. Selected Quarterly Financial Information (Unaudited)

The following table sets forth quarterly consolidated quarterly Supplementary Financial Information (unaudited). The information presented for the three month periods ended August 31, 2012 and November 30, 2012 in this Note 21 has not been included in a previously-filed Quarterly Report on Form 10-Q (in thousands except per share amounts).

	Quarters Ended				Quarters Ended				Quarters Ended
	May 31,	Aug. 31,	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Nov. 30,	Feb. 29,	May 31,	Aug. 31,	Nov. 30,	Feb. 28,
	2010	2010	2010	2011	2011	2011	2011	2012	2012	2012	2012	2013
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Net revenue	$34,227	$34,821	$52,600	$58,980	$63,968	$76,396	$87,660	$82,136	$76,492	$88,598	$99,202	$69,672
Gross profit (loss)	2,708	(1,752)	3,351	5,769	5,609	6,828	1,011	(1,237)	(8,405)	(4,069)	(25,204)	1,159
Operating loss	(3,102)	(9,239)	(5,001)	(2,818)	(6,981)	(6,791)	(14,553)	(90,836)	(31,382)	(30,673)	(51,537)	(20,251)
Net loss	$(4,546)	$(8,259)	$(8,766)	$(11,616)	$(11,753)	$(1,750)	$(17,994)	$(91,955)	$(24,484)	$(33,179)	$(47,024)	$(21,099)
Net loss per share—basic and diluted	$(0.18)	$(0.31)	$(0.31)	$(0.33)	$(0.26)	$(0.03)	$(0.35)	$(1.64)	$(0.36)	$(0.49)	$(0.69)	$(0.31)

(1)

The table below presents the number of potentially dilutive outstanding options, RSUs and warrants to purchase the Company’s common stock excluded from the diluted net income (loss) per share for each period presented (in thousands).

	Quarters Ended				Quarters Ended				Quarters Ended
	May 31,	Aug. 31,	Nov. 30,	Feb. 28,	May 31,	Aug. 31,	Nov. 30,	Feb. 29,	May 31,	Aug. 31,	Nov. 30,	Feb. 28,
	2010	2010	2010	2011	2011	2011	2011	2012	2012	2012	2012	2013
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Potentially dilutive shares	5,930	5,851	8,313	8,415	9,126	1,157	9,783	9,488	11,323	12,301	12,105	12,520

The following tables present the effects of the restatements described in Note 2, Restatement of Previously-Issued Financial Statements, on the Company’s quarterly condensed consolidated balance sheets as of May 31, 2010, August 31, 2010, November 30, 2010, May 31, 2011, August 31, 2011, November 30, 2011 and May 31, 2012 (in thousands):

	As of May 31, 2010			As of August 31, 2010			As of November 30, 2010
	As Filed	Effect of Restatement	Restated	As Filed	Effect of Restatement	Restated	As Filed	Effect of Restatement	Restated
		(1)			(1)			(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,311	$—	$4,311	$2,604	$—	$2,604	$20,103	$—	$20,103
Restricted cash	—	—	—	—	—	—	—	—	—
Accounts receivable, net of allowances	21,363	(3,775)	17,588	28,107	(6,200)	21,907	30,010	(4,439)	25,571
Inventories, net	13,573	3,003	16,576	15,395	4,215	19,610	16,482	2,197	18,679
Prepaid expenses and other current assets	3,975	—	3,975	2,889	—	2,889	3,131	—	3,131

Total current assets	43,222	(772)	42,450	48,995	(1,985)	47,010	69,726	(2,242)	67,484
Property and equipment, net	2,560	—	2,560	2,443	—	2,443	2,550	—	2,550
Intangible assets, net	70	—	70	53	—	53	35	—	35
Goodwill	10,097	—	10,097	9,989	—	9,989	9,989	—	9,989
Non-current deferred tax assets	—	—	—	—	—	—	—	—	—
Other assets	716	—	716	685	—	685	710	—	710

Total assets	$56,665	$(772)	$55,893	$62,165	$(1,985)	$60,180	$83,010	$(2,242)	$80,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$10,666	$—	$10,666	$13,324	$—	$13,324	$15,437	$—	$15,437
Accounts payable	25,825	—	25,825	37,543	—	37,543	38,350	—	38,350
Accrued and other liabilities	3,678	1,702	5,380	4,572	1,160	5,732	6,560	1,330	7,890

Total current liabilities	40,169	1,702	41,871	55,439	1,160	56,599	60,347	1,330	61,677
Common stock warrant liability	2,980	—	2,980	529	—	529	3,317	—	3,317
Non-current deferred tax liabilities	—	—	—	—	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—	—	—	—	—

Total liabilities	43,149	1,702	44,851	55,968	1,160	57,128	63,664	1,330	64,994
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—	—
Common stock	66	—	66	66	—	66	85	—	85
Additional paid-in capital	43,925	—	43,925	44,196	—	44,196	65,707	—	65,707
Accumulated deficit	(30,311)	(2,474)	(32,785)	(37,899)	(3,145)	(41,044)	(46,238)	(3,572)	(49,810)
Accumulated other comprehensive loss	(164)	—	(164)	(166)	—	(166)	(208)	—	(208)

Total stockholders’ equity	13,516	(2,474)	11,042	6,197	(3,145)	3,052	19,346	(3,572)	15,774

Total liabilities and stockholders’ equity	$56,665	$(772)	$55,893	$62,165	$(1,985)	$60,180	$83,010	$(2,242)	$80,768

(1)	See the components of the Effect of Restatements below.

	As of May 31, 2011			As of August 31, 2011			As of November 30, 2011
	As Filed	Effect of Restatement	Restated	As Filed	Effect of Restatement	Restated	As Filed	Effect of Restatement	Restated
		(1)			(1)			(1)
ASSETS
Current assets:
Cash and cash equivalents	$64,357	$—	$64,357	$45,562	$—	$45,562	$38,583	$—	$38,583
Restricted cash	1,362	—	1,362	62	—	62	62	—	62
Accounts receivable, net of allowances	44,420	(15,204)	29,216	45,008	(13,638)	31,370	65,642	(18,064)	47,578
Inventories, net	34,639	9,457	44,096	59,003	4,409	63,412	77,760	(226)	77,534
Prepaid expenses and other current assets	4,159	—	4,159	5,795	—	5,795	6,934	—	6,934

Total current assets	148,937	(5,747)	143,190	155,430	(9,229)	146,201	188,981	(18,290)	170,691
Property and equipment, net	3,446	—	3,446	3,653	—	3,653	5,011	—	5,011
Intangibles, net	1,769	—	1,769	1,746	—	1,746	6,064	—	6,064
Goodwill	46,834	393	47,227	46,834	393	47,227	46,834	393	47,227
Non-current deferred tax assets	—	58	58	—	58	58	—	58	58
Other assets	47	—	47	347	—	347	182	—	182

Total assets	$201,033	$(5,296)	$195,737	$208,010	$(8,778)	$199,232	$247,072	$(17,839)	$229,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$924	$—	$924	$—	$—	$—	$22,723	$—	$22,723
Accounts payable	46,793	—	46,793	56,172	—	56,172	67,289	1	67,290
Accrued and other liabilities	9,222	2,697	11,919	8,683	3,923	12,606	10,403	11,649	22,052

Total current liabilities	56,939	2,697	59,636	64,855	3,923	68,778	100,415	11,650	112,065
Common stock warrant liability	12,519	—	12,519	7,132	—	7,132	10,130	—	10,130
Non-current deferred tax liabilities	—	510	510	—	627	627	—	736	736
Other long-term liabilities	—	93	93	—	242	242	208	433	641

Total liabilities	69,458	3,300	72,758	71,987	4,792	76,779	110,753	12,819	123,572
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—	—
Common stock	129	—	129	129	—	129	130	—	130
Additional paid-in capital	196,557	—	196,557	197,830	—	197,830	199,106	—	199,106
Accumulated deficit	(64,583)	(8,596)	(73,179)	(61,359)	(13,570)	(74,929)	(62,265)	(30,658)	(92,923)
Accumulated other comprehensive loss	(528)	—	(528)	(577)	—	(577)	(652)	—	(652)

Total stockholders’ equity	131,575	(8,596)	122,979	136,023	(13,570)	122,453	136,319	(30,658)	105,661

Total liabilities and stockholders’ equity	$201,033	$(5,296)	$195,737	$208,010	$(8,778)	$199,232	$247,072	$(17,839)	$229,233

(1)	See the components of the Effect of Restatements below.

	As of May 31, 2012			As of August 31, 2012	As of November 30, 2012
	As Filed	Effect of Restatement	Restated
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$43,232	$(250)	$42,982	$31,982	$15,467
Restricted cash	—	—	—	62	62
Accounts receivable, net of allowances	89,101	(43,160)	45,941	38,701	17,218
Inventories, net	125,792	12,464	138,256	143,677	61,890
Prepaid expenses and other current assets	12,937	(2,686)	10,251	9,830	7,462

Total current assets	271,062	(33,632)	237,430	224,252	102,099
Property and equipment, net	5,878	—	5,878	8,824	8,402
Intangibles, net	8,511	—	8,511	7,268	5,318
Goodwill	60,428	(60,428)	—	—	—
Non-current deferred tax assets	—	84	84	84	84
Other assets	203	249	452	855	845

Total assets	$346,082	$(93,727)	$252,355	$241,283	$116,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$—	$—	$—	$20,000	$14,827
Accounts payable	79,688	122	79,810	83,517	30,276
Accrued and other liabilities	11,853	34,636	46,489	40,297	23,080

Total current liabilities	91,541	34,758	126,299	143,814	68,183
Common stock warrant liability	4,070	—	4,070	6,084	1,185
Non-current deferred tax liabilities	—	323	323	323	323
Other long-term liabilities	344	898	1,242	1,463	1,573

Total liabilities	95,955	35,979	131,934	151,684	71,264

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	0	0
Common stock	169	—	169	169	169
Additional paid-in capital	330,114	245	330,359	332,567	335,392
Accumulated deficit	(79,411)	(129,951)	(209,362)	(242,541)	(289,565)
Accumulated other comprehensive loss	(745)	—	(745)	(596)	(512)

Total stockholders’ equity	250,127	(129,706)	120,421	89,599	45,484

Total liabilities and stockholders’ equity	$346,082	$(93,727)	$252,355	$241,283	$116,748

(1)	See the components of the Effect of Restatements below.

The following tables present the effects of the restatements described in Note 2, Restatements of Previously-Issued Financial Statements, on the Company’s quarterly condensed consolidated statements of operations for the quarters ended May 31, 2010, August 31, 2010, November 30, 2010, May 31, 2011, August 31, 2011, November 30, 2011 and May 31, 2012 (in thousands).

	Three Months Ended May 31, 2010			Three Months Ended August 31, 2010			Three Months Ended November 30, 2010
	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated
		(1)			(1)			(1)
Net revenue	$34,283	$(56)	$34,227	$38,045	$(3,224)	$34,821	$53,222	$(622)	$52,600
Cost of revenue	30,119	1,400	31,519	36,425	148	36,573	45,561	3,688	49,249

Gross profit	4,164	(1,456)	2,708	1,620	(3,372)	(1,752)	7,661	(4,310)	3,351

Research and development	1,564	(701)	863	1,694	(724)	970	1,914	(726)	1,188
Sales and marketing	2,735	(318)	2,417	3,642	(889)	2,753	4,763	(1,741)	3,022
General and administrative	3,269	(739)	2,530	4,852	(1,088)	3,764	5,558	(2,410)	3,148
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	994	994

Total operating expenses	7,568	(1,758)	5,810	10,188	(2,701)	7,487	12,235	(3,883)	8,352

Loss from operations	(3,404)	302	(3,102)	(8,568)	(671)	(9,239)	(4,574)	(427)	(5,001)
Change in fair value of common stock warrants	(899)	—	(899)	2,450	—	2,450	(2,788)	—	(2,788)
Other expense, net	(3)	—	(3)	(8)	—	(8)	(101)	—	(101)
Interest and financing costs	(542)	—	(542)	(626)	—	(626)	(851)	—	(851)

Loss before income taxes	(4,848)	302	(4,546)	(6,752)	(671)	(7,423)	(8,314)	(427)	(8,741)
Provision for income taxes	—	—	—	836	—	836	25	—	25

Net (loss) income	$(4,848)	$302	$(4,546)	$(7,588)	$(671)	$(8,259)	$(8,339)	$(427)	$(8,766)

Net (loss) income per share:
Basic	$(0.19)	$0.01	$(0.18)	$(0.29)	$(0.03)	$(0.31)	$(0.29)	$(0.01)	$(0.31)
Diluted	$(0.19)	$0.01	$(0.18)	$(0.29)	$(0.03)	$(0.31)	$(0.29)	$(0.01)	$(0.31)
Shares used in net (loss) income per share computation:
Basic	25,180	—	25,180	26,573	—	26,573	28,576	—	28,576
Diluted	25,180	—	25,180	26,573	—	26,573	28,576	—	28,576

(1)	See the components of the Effect of Restatements below.

	Three Months Ended May 31, 2011			Three Months Ended August 31, 2011			Three Months Ended November 30, 2011
	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated
		(1)			(1)			(1)
Net revenue	$73,794	$(9,826)	$63,968	$78,454	$(2,058)	$76,396	$103,084	$(15,424)	$87,660
Cost of revenue	59,050	(691)	58,359	61,523	8,046	69,569	79,909	6,740	86,649

Gross profit	14,744	(9,135)	5,609	16,931	(10,104)	6,827	23,175	(22,164)	1,011

Research and development	4,267	(735)	3,532	7,182	(1,212)	5,970	7,045	10	7,055
Sales and marketing	4,494	(337)	4,157	5,850	(946)	4,904	7,240	(1,794)	5,446
General and administrative	5,645	(2,446)	3,199	5,842	(3,098)	2,744	6,544	(3,481)	3,063
Acquisition-related charges	1,702	—	1,702	—	—	—	—	—	—
Special inventory charge	2,975	(2,975)	—	—	—	—	—	—	—

Total operating expenses	19,083	(6,493)	12,590	18,874	(5,256)	13,618	20,829	(5,265)	15,564

(Loss) income from operations	(4,339)	(2,642)	(6,981)	(1,943)	(4,848)	(6,791)	2,346	(16,899)	(14,553)
Change in fair value of common stock warrants	(4,241)	—	(4,241)	5,387	—	5,387	(2,998)	—	(2,998)
Other (expense), income net	(75)	—	(75)	2	—	2	(64)	—	(64)
Interest and financing costs	(438)	136	(302)	(221)	140	(81)	(191)	111	(80)

Loss before income taxes	(9,093)	(2,506)	(11,599)	3,225	(4,708)	(1,483)	(907)	(16,788)	(17,695)
Provision for (benefit from) income taxes	—	154	154	1	266	267	(1)	300	299

Net (loss) income	$(9,093)	$(2,660)	$(11,753)	$3,224	$(4,974)	$(1,750)	$(906)	$(17,088)	$(17,994)

Net (loss) income per share:
Basic	$(0.20)	$(0.06)	$(0.26)	$0.06	$(0.09)	$(0.03)	$(0.02)	$(0.33)	$(0.35)
Diluted	$(0.20)	$(0.06)	$(0.26)	$0.06	$(0.09)	$(0.03)	$(0.02)	$(0.33)	$(0.35)
Shares used in net (loss) income per share computation:
Basic	44,463	—	44,463	51,614	—	51,614	51,824	—	51,824
Diluted	44,463	—	44,463	54,700	—	51,614	51,824	—	51,824

(1)	See the components of the Effect of Restatements below.

	Three Months Ended
	May 31, 2012			August 31, 2012	November 30, 2012
	As filed	Effect of Restatement	Restated
		(1)
Net revenue	$113,620	$(37,128)	$76,492	$88,598	$99,202
Cost of revenue	85,189	(292)	84,897	92,667	124,406

Gross profit	28,431	(36,836)	(8,405)	(4,069)	(25,204)

Research and development	19,280	(7,475)	11,805	11,489	8,831
Sales and marketing	13,421	(6,672)	6,749	8,373	7,160
General, administrative and operations	8,667	(4,244)	4,423	5,961	7,456
Impairment of goodwill and intangible assets	—	—	—	781	1,411
Restructuring charges	—	—	—	—	1,475

Total operating expenses	41,368	(18,391)	22,977	26,604	26,333

Loss from operations	(12,937)	(18,445)	(31,382)	(30,673)	(51,537)
Change in fair value of common stock warrants	7,017	—	7,017	(2,084)	4,899
Other expense, net	(104)	—	(104)	(258)	(127)
Interest and financing costs	(229)	173	(56)	(40)	(171)

Loss before income taxes	(6,253)	(18,272)	(24,525)	(33,055)	(46,936)
Provision for (benefit from) income taxes	1	(42)	(41)	124	88

Net loss	$(6,254)	$(18,230)	$(24,484)	$(33,179)	$(47,024)

Net loss per share:
Basic	$(0.09)	$(0.27)	$(0.36)	$(0.49)	$(0.69)
Diluted	$(0.09)	$(0.27)	$(0.36)	$(0.49)	$(0.69)
Shares used in net loss per share computation:
Basic	67,504	—	67,504	67,679	67,705
Diluted	67,504	—	67,504	67,679	67,705

(1)	See the components of the Effect of Restatements below.

The following tables present the effects of the restatements described in Note 2, Restatements of Previously-Issued Financial Statements, on the Company’s year-to-date condensed consolidated statements of cash flows for each of the quarters ended May 31, 2010, August 31, 2010, November 30, 2010, May 31, 2011, August 31, 2011, November 30, 2011 and May 31, 2012 (in thousands).

	Three Months Ended May 31, 2010			Six Months Ended August 31, 2010			Nine Months Ended November 30, 2010
	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated
		(1)			(1)			(1)
					(in thousands)
Cash flows from operating activities:
Net loss	$(4,848)	$302	$(4,546)	$(12,436)	$(369)	$(12,805)	$(20,775)	$(796)	$(21,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	257	—	257	528	—	528	807	—	807
Amortization of intangible assets	18	—	18	35	—	35	53	—	53
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	994	994
Provisions for accounts receivable allowances	289	2,738	3,027	496	6,458	6,954	931	12,993	13,924
Stock-based compensation	184	—	184	384	—	384	624	—	624
Change in fair value of common stock warrants	899	—	899	(1,551)	—	(1,551)	1,236	—	1,236
Deferred income taxes	—	—	—	836	—	836	836	—	836
Non-cash portion of restructuring	—	—	—	—	—	—	—	—	—
Provision for inventory write-downs	—	4	4	2,796	14	2,810	3,696	(1,486)	2,210
Non-cash asset acquisition	—	—	—	—	—	—	644	(644)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,272)	(3,267)	(4,539)	(8,223)	(4,562)	(12,785)	(10,561)	(12,858)	(23,419)
Inventories	(3,727)	234	(3,493)	(8,345)	(988)	(9,333)	(10,332)	2,531	(7,801)
Prepaid expenses and other assets	(953)	—	(953)	(704)	—	(704)	(945)	—	(945)
Accounts payable	(493)	—	(493)	11,225	—	11,225	12,032	—	12,032
Income taxes, net	—	—	—	—	—	—	—	—	—
Accrued and other liabilities	(711)	(11)	(722)	183	(553)	(370)	2,171	(384)	1,787

Net cash (used in) provided by operating activities	(10,357)	—	(10,357)	(14,776)	—	(14,776)	(19,583)	350	(19,233)

Cash flows from investing activities:
Property and equipment purchases	(188)	—	(188)	(342)	—	(342)	(728)	—	(728)
Acquisitions, net of cash acquired	—	—	—	—	—	—	—	(350)	(350)
(Increase) decrease in deposits	(10)	—	(10)	21	—	21	21	—	21
Asset acquisition earn out payments	(143)	—	(143)	(35)	—	(35)	(60)	—	(60)

Net cash used in investing activities	(341)	—	(341)	(356)	—	(356)	(767)	(350)	(1,117)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,973	—	13,973	13,957	—	13,957	34,287	—	34,287
Proceeds from employee stock programs, net	—	—	—	87	—	87	403	—	403
Proceeds from (repayments of) bank loan, net	62	—	62	2,720	—	2,720	5,083	—	5,083
(Repayment) increase of shareholder loan	(250)	—	(250)	(250)	—	(250)	(500)	—	(500)

Net cash provided by financing activities	13,785	—	13,785	16,514	—	16,514	39,273	—	39,273

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)	(44)	—	(44)

Net increase in cash and cash equivalents	3,087	—	3,087	1,380	—	1,380	18,879	—	18,879
Cash and cash equivalents at beginning of period	1,224	—	1,224	1,224	—	1,224	1,224	—	1,224

Cash and cash equivalents at end of period	$4,311	$—	$4,311	$2,604	$—	$2,604	$20,103	$—	$20,103

Supplemental disclosures:
Interest paid	$267	$—	$267	$545	$—	$545	$888	$—	$888
Income taxes paid	—	—	—	—	—	—	25	—	25
Non-cash investing and financing activities:
Issuance of common stock for Solid Data Systems acquisition	—	—	—	—	—	—	—	644	644

(1)	See the components of the Effect of Restatements below.

	Three Months Ended May 31, 2011			Six Months Ended August 31, 2011			Nine Months Ended November 30, 2011
	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated	As filed	Effect of Restatement	Restated
		(1)			(1)			(1)
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,093)	$(2,660)	$(11,753)	$(5,869)	$(7,634)	$(13,503)	$(6,775)	$(24,722)	$(31,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	445	—	445	841	—	841	1,252	—	1,252
Amortization of intangible assets	33	—	33	56	—	56	267	(38)	229
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	38	38
Provisions for accounts receivable allowances	458	6,515	6,973	635	10,247	10,882	837	18,111	18,948
Stock-based compensation	676	—	676	1,475	—	1,475	2,417	—	2,417
Change in fair value of common stock warrants	4,241	—	4,241	(1,146)	—	(1,146)	1,852	—	1,852
Deferred income taxes	—	(80)	(80)	—	37	37	—	146	146
Provision for inventory write-downs	3,596	(2,491)	1,105	4,610	800	5,410	5,407	6,756	12,163
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,179)	862	(12,317)	(13,944)	(4,436)	(18,380)	(34,780)	(7,873)	(42,653)
Inventories	(15,408)	(2,920)	(18,328)	(40,786)	(1,163)	(41,949)	(60,340)	(2,484)	(62,824)
Prepaid expenses and other assets	(945)	—	(945)	(2,881)	—	(2,881)	(3,835)	—	(3,835)
Accounts payable	5,629	—	5,629	15,008	—	15,008	26,125	—	26,125
Accrued and other liabilities	910	774	1,684	351	2,149	2,500	1,948	10,066	12,014

Net cash used in operating activities	(22,637)	—	(22,637)	(41,650)	—	(41,650)	(65,625)	—	(65,625)

Cash flows from investing activities:
Property and equipment purchases	(414)	—	(414)	(1,017)	—	(1,017)	(2,287)	—	(2,287)
Purchase intangible assets	—	—	—	—	—	—	(2,570)	—	(2,570)
Acquisition of Indilinx, net of cash received	123	—	123	123	—	123	123	—	123
Acquisition of PLX UK Design Team	—	—	—	—	—	—	(2,200)	—	(2,200)
Restricted cash for letters of credit	(62)	—	(62)	1,238	—	1,238	1,238	—	1,238

Net cash used in investing activities	(353)	—	(353)	344	—	344	(5,696)	—	(5,696)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	93,665	—	93,665	93,601	—	93,601	93,495	—	93,495
Proceeds from employee stock programs, net	157	—	157	615	—	615	931	—	931
Proceeds from exercise of warrants for common shares	8	—	8	88	—	88	213	—	213
Repayments of bank loan	(24,010)	—	(24,010)	(24,934)	—	(24,934)	(24,934)	—	(24,934)
Proceeds from bank loan	—	—	—	—	—	—	22,723	—	22,723

Net cash provided by financing activities	69,820	—	69,820	69,370	—	69,370	92,428	—	92,428

Effect of foreign exchange rate changes on cash and cash equivalents	13	—	13	(16)	—	(16)	(38)	—	(38)

Net increase in cash and cash equivalents	46,843	—	46,843	28,048	—	28,048	21,069	—	21,069
Cash and cash equivalents at beginning of period	17,514	—	17,514	17,514	—	17,514	17,514	—	17,514

Cash and cash equivalents at end of period	$64,357	$—	$64,357	$45,562	$—	$45,562	$38,583	$—	$38,583

Supplemental disclosures:
Interest paid	$199	$—	$199	$204	$—	$204	$215	$—	$215
Income taxes paid	—	—	—	1	—	1	—	—	—
Non-cash investing and financing activities:	—	—	—	—	—	—	—	—	—
Issuance of common stock for Indilinx acquisition	32,203	—	32,203	32,203	—	32,203	32,203	—	32,203
Issuance of common stock for cashless warrant exercises	1,139	—	1,139	1,139	—	1,139	1,138	—	1,138

(1)	See the components of the Effect of Restatements below.

	Three Months Ended May 31, 2012			Six Months Ended August 31, 2012	Nine Months Ended November 30, 2012
	As filed	Effect of Restatement	Restated
		(1)
Cash flows from operating activities:
Net loss	$(6,254)	$(18,230)	$(24,484)	$(57,663)	$(104,687)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	517	—	517	1,124	1,843
Amortization of intangible assets	506	—	506	968	1,507
Impairment of goodwill and intangible assets	—	—	—	781	2,192
Provisions for accounts receivable allowances	(126)	19,649	19,523	54,083	59,903
Stock-based compensation	1,472	117	1,589	3,550	6,362
Change in fair value of common stock warrants	(7,017)	—	(7,017)	(4,933)	(9,832)
Deferred income taxes	—	(171)	(171)	(171)	(171)
Provision for inventory write-downs	943	4,310	5,253	8,613	31,505
Loss on disposal of property and equipment, net	107	—	107	552	586
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,432)	(4,444)	(20,876)	(48,196)	(32,532)
Inventories	(18,139)	(13,306)	(31,445)	(40,226)	18,669
Prepaid expenses and other assets	(2,351)	889	(1,462)	(1,444)	934
Accounts payable	(8,405)	21	(8,384)	(4,729)	(57,970)
Accrued and other liabilities	(769)	11,205	10,436	4,477	(12,633)

Net cash (used in) provided by operating activities	(55,948)	40	(55,908)	(83,214)	(94,324)

Cash flows from investing activities:
Property and equipment purchases	(1,541)	—	(1,541)	(5,501)	(5,832)
Purchase intangible assets	(151)	—	(151)	(151)	(151)
Restricted cash for letters of credit	—	—	—	(62)	(62)

Net cash used in investing activities	(1,692)	—	(1,692)	(5,714)	(6,045)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,508	—	8,508	8,508	8,508
Proceeds from employee stock programs, net	42	—	42	122	135
Proceeds from exercise of warrants for common shares	—	—	—	97	97
Proceeds from bank loan, net	—	—	—	20,000	14,827

Net cash provided by financing activities	8,550	—	8,550	28,727	23,567

Effect of foreign exchange rate changes on cash and cash equivalents	(17)	—	(17)	134	220

Net decrease in cash and cash equivalents	(49,107)	40	(49,067)	(60,067)	(76,582)
Cash and cash equivalents at beginning of period	92,339	(290)	92,049	92,049	92,049

Cash and cash equivalents at end of period	$43,232	$(250)	$42,982	$31,982	$15,467

Supplemental disclosures:
Interest paid	$—	$—	$—	$27	$129
Income taxes paid	1	—	1	1	17
Non-cash investing and financing activities:
Issuance of common stock upon cashless warrant exercises	144	—	144	144	144

(1)	See the components of the Effect of Restatements below.

The following table sets forth the significant components of the adjustments made to the above condensed consolidated balance sheets (in thousands):

			Manufact-	Goodwill
	Revenue	CIP	uring and	and	Inventory		Income	Reclass-			Total
	Recognition	Credits	Freight	Intangibles	Reserves	Accruals	Taxes	ifications	Other		Adjustments
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
As of May 31, 2010

Accounts receivable, net of allowances	$(3,218)	$—	$—	$—	$—	$1	$—	$(558)	$—		$(3,775)
Inventories, net	2,630	—	373	—	—	—	—	—	—		3,003
Accrued and other liabilities	—	—	—	—	—	2,260	—	(558)	—		1,702
Accumulated deficit	(588)	—	373	—	—	(2,259)	—	—	—		(2,474)

As of August 31, 2010

Accounts receivable, net of allowances	$(4,873)	$—	$—	$—	$—	$1	$—	$(1,328)	$—		$(6,200)
Inventories, net	3,904	—	311	—	—	—	—	—	—		4,215
Accrued and other liabilities	—	—	—	—	—	2,488	—	(1,328)	—		1,160
Accumulated deficit	(969)	—	311	—	—	(2,487)	—	—	—		(3,145)

As of November 30, 2010

Accounts receivable, net of allowances	$(2,348)	$—	$—	$—	$—	$1	$—	$(2,092)	$—		$(4,439)
Inventories, net	1,834	—	363	—	—	—	—	—	—		2,197
Accrued and other liabilities	—	—	—	—	—	3,422	—	(2,092)	—		1,330
Accumulated deficit	(514)	—	363	—	—	(3,421)	—	—	—		(3,572)

As of May 31, 2011

Accounts receivable, net of allowances	$(14,316)	$—	$—	$—	$—	$1,452	$—	$(2,175)	$(165	)(9)	$(15,204)
Inventories, net	10,586	—	761	—	(1,045)	(845)	—	—	—		9,457
Goodwill	—	—	—	—	—	—	393	—	—		393
Non-current deferred tax assets	—	—	—	—	—	—	58	—	—		58
Accrued and other liabilities	—	—	—	—	—	4,869	3	(2,175)	—		2,697
Deferred tax liabilities, net of current portion	—	—	—	—	—	—	510	—	—		510
Other long-term liabilities	—	—	—	—	—	—	93	—	—		93
Accumulated deficit	(3,730)	—	761	—	(1,045)	(4,262)	(155)	—	(165	)(9)	(8,596)

As of August 31, 2011

Accounts receivable, net of allowances	$(13,178)	$—	$—	$—	$—	$1,393	$—	$(1,828)	$(25	)(9)	$(13,638)
Inventories, net	10,479	—	688	—	(5,959)	(799)	—	—	—		4,409
Goodwill	—	—	—	—	—	—	393	—	—		393
Non-current deferred tax assets	—	—	—	—	—	—	58	—	—		58
Accrued and other liabilities	60	—	—	—	—	5,687	4	(1,828)	—		3,923
Deferred tax liabilities, net of current portion	—	—	—	—	—	—	627	—	—		627
Other long-term liabilities	—	—	—	—	—	—	242	—	—		242
Accumulated deficit	(2,761)	—	688	—	(5,959)	(5,093)	(420)	—	(25	)(9)	(13,570)

As of November 30, 2011

Accounts receivable, net of allowances	$(16,399)	$(2,586)	$—	$—	$—	$2,531	$—	$(1,693)	$83	(9)	$(18,064)
Inventories, net	14,055	—	937	—	(12,750)	(1,413)	—	—	(1,055	)(12)	(226)
Goodwill	—	—	—	—	—	—	393	—	—		393
Non-current deferred tax assets	—	—	—	—	—	—	58	—	—		58
Accounts payable	—	—	—	—	—	1	—	—	—		1
Accrued and other liabilities	6,009	—	—	—	—	7,330	3	(1,693)	—		11,649
Deferred tax liabilities, net of current portion	—	—	—	—	—	—	736	—	—		736
Other long-term liabilities	—	—	—	—	—	—	433	—	—		433
Accumulated deficit	(8,354)	(2,586)	937	—	(12,750)	(6,213)	(721)	—	(972	)(9)	(30,658)

As of May 31, 2012

Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$(250)	$—		$(250)
Accounts receivable, net of allowances	(34,395)	(12,432)	—	—	—	5,454	—	(1,845)	58	(9)	(43,160)
Inventories, net	42,573	—	1,593	—	(28,770)	(2,932)	—	—	—		12,464
Prepaid expenses and other current assets	—	—	—	—	—	—	317	(1,554)	(1,449	)(12)	(2,686)
Goodwill	—	—	—	(61,852)	—	—	1,424	—	—		(60,428)
Non-current deferred tax assets	—	—	—	—	—	—	84	—	—		84
Other assets	—	—	—	—	—	—	—	249	—		249
Accounts payable	—	—	—	—	—	—	—	122	—		122
Accrued and other liabilities	27,735	—	—	—	—	10,852	2	(3,953)	—		34,636
Deferred tax liabilities, net of current portion	—	—	—	—	—	—	323	—	—		323
Other long-term liabilities	—	—	—	—	—	—	579	319	—		898
Additional paid-in capital	—	—	—	—	—	—	10	117	118	(10)	245
Accumulated deficit	(19,562)	(12,432)	1,593	(61,852)	(28,770)	(8,330)	911	—	(1,509	)(11)	(129,951)

The following table sets forth the significant components of the adjustments made to the above condensed consolidated statements of operations (in thousands):

			Manufact-	Goodwill
	Revenue	CIP	uring and	and	Inventory		Income	Reclass-			Total
	Recognition	Credits	Freight	Intangibles	Reserves	Accruals	Taxes	ifications	Other		Adjustments
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
Three Months Ended May 31, 2010

Net revenue	$519	$(605)	$—	$—	$—	$30	$—	$—	$—		$(56)
Cost of revenue	372	—	1,019	—	—	9	—	—	—		1,400
Research and development	—	—	—	—	—	—	—	(701)	—		(701)
Sales and marketing	—	(605)	—	—	—	—	—	287	—		(318)
General and administrative	—	—	(1,153)	—	—	—	—	414	—		(739)

Three Months Ended August 31, 2010

Net revenue	$(1,656)	$(1,354)	$—	$—	$—	$(214)	$—	$—	—		$(3,224)
Cost of revenue	(1,274)	—	1,408	—	—	14	—	—	—		148
Research and development	—	—	—	—	—	—	—	(724)	—		(724)
Sales and marketing	—	(1,354)	—	—	—	—	—	465	—		(889)
General and administrative	—	—	(1,346)	—	—	—	—	259	—		(1,087)

Three Months Ended November 30, 2010

Net revenue	$2,525	$(2,275)	$—	$—	$—	$(872)	$—	$—	—		$(622)
Cost of revenue	2,070	—	1,556	—	—	62	—	—	—		3,688
Research and development	—	—	—	—	—	—	—	(726)	—		(726)
Sales and marketing	—	(2,275)	—	—	—	—	—	534	—		(1,741)
General and administrative	—	—	(1,608)	—	—	—	—	(802)	—		(2,410)
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	994	—		994

Three Months Ended May 31, 2011

Net revenue	$(8,584)	$(1,585)	$—	$—	$—	$479	$—	$(136)	$—		$(9,826)
Cost of revenue	(6,014)	—	1,685	—	—	491	—	3,147	—		(691)
Research and development	—	—	—	—	111	—	—	(846)	—		(735)
Sales and marketing	—	(1,585)	—	—	—	—	—	1,248	—		(337)
General and administrative	—	—	(2,037)	—	—	—	—	(574)	165	(9)	(2,446)
Special inventory charge	—	—	—	—	—	—	—	(2,975)	—		(2,975)
Interest and financing costs	—	—	—	—	—	—	—	136	—		136
Provision for (benefit from) income taxes	—	—	—	—	—	—	154	—	—		154

Three Months Ended August 31, 2011

Net revenue	$1,077	$(2,170)	$—	$—	$—	$(825)	$—	$(140)	$—		$(2,058)
Cost of revenue	108	—	2,245	—	4,992	5	—	696	—		8,046
Research and development	—	—	—	—	(78)	—	—	(1,134)	—		(1,212)
Sales and marketing	—	(2,170)	—	—	—	—	—	1,224	—		(946)
General and administrative	—	—	(2,172)	—	—	—	—	(786)	(140	)(9)	(3,098)
Interest and financing costs	—	—	—	—	—	—	—	140	—		140
Provision for (benefit from) income taxes	—	—	—	—	—	—	266	—	—		266

Three Months Ended November 30, 2011

Net revenue	$(9,170)	$(5,802)	$—	$—	$—	$(341)	$—	$(111)	$—		$(15,424)
Cost of revenue	(3,578)	—	2,094	—	5,772	779	—	1,673	—		6,740
Research and development	—	—	—	—	1,020	—	—	(2,065)	1,055	(12)	10
Sales and marketing	—	(3,216)	—	—	—	—	—	1,422	—		(1,794)
General and administrative	—	—	(2,343)	—	—	—	—	(1,030)	(108	)(9)	(3,481)
Interest and financing costs	—	—	—	—	—	—	—	111	—		111
Provision for (benefit from) income taxes	—	—	—	—	—	—	300	—	—		300

Three Months Ended May 31, 2012

Net revenue	$(21,423)	$(15,056)	$—	$—	$—	$(315)	$—	$(334)	$—		$(37,128)
Cost of revenue	(14,682)	—	2,682	—	4,499	468	—	6,741	—		(292)
Research and development	—	—	—	—	138	—	—	(7,070)	(543	)(10)	(7,475)
Sales and marketing	—	(7,970)	—	—	—	(13)	—	1,311	—		(6,672)
General and administrative	—	—	(2,965)	—	—	—	—	(1,143)	(136	)(9)	(4,244)
Interest and financing costs	—	—	—	—	—	—	—	173	—		173
Provision for (benefit from) income taxes	—	—	—	—	—	—	(42)	—	—		(42)

The following table sets forth the significant components of the adjustments made to the above condensed consolidated statements of cash flows (in thousands):

			Manufact-	Goodwill
	Revenue	CIP	uring and	and	Inventory		Income	Reclass-			Total
	Recognition	Credits	Freight	Intangibles	Reserves	Accruals	Taxes	ifications	Other		Adjustments
	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)
Three months ended May 31, 2010

Net loss	$147	$—	$134	$—	$—	$21	$—	$—	$—		$302
Provisions for accounts receivable allowances	—	—	—	—	—	—	—	2,738	—		2,738
Provision for inventory write-downs	—	—	—	—	—	—	—	4	—		4
Change in accounts receivable	(519)	—	—	—	—	—	—	(2,748)	—		(3,267)
Change in inventories	372	—	(134)	—	—	—	—	(4)	—		234
Change in accrued and other liabilities	—	—	—	—	—	(21)	—	10	—		(11)

Six months ended August 31, 2010

Net loss	$(235)	$—	$72	$—	$—	$(206)	$—	$—	$—		$(369)
Provisions for accounts receivable allowances	—	—	—	—	—	(1)	—	6,459	—		6,458
Provision for inventory write-downs	—	—	—	—	—	—	—	14	—		14
Change in accounts receivable	1,137	—	—	—	—	—	—	(5,699)	—		(4,562)
Change in inventories	(902)	—	(72)	—	—	—	—	(14)	—		(988)
Change in accrued and other liabilities	—	—	—	—	—	207	—	(760)	—		(553)

Nine months ended November 30, 2010

Net loss	$221	$—	$124	$—	$—	$(1,140)	$—	$(1)	$—		$(796)
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	994	—		994
Provisions for accounts receivable allowances	109	—	—	—	—	(1)	—	12,885	—		12,993
Provision for inventory write-downs	—	—	—	—	—	—	—	(1,486)	—		(1,486)
Non-cash asset acquisition	—	—	—	—	—	—	—	(644)	—		(644)
Change in accounts receivable	(1,498)	—	—	—	—	—	—	(11,360)	—		(12,858)
Change in inventories	1,168	—	(124)	—	—	—	—	1,487	—		2,531
Change in accrued and other liabilities	—	—	—	—	—	1,141	—	(1,525)	—		(384)
Acquisitions, net of cash received	—	—	—	—	—	—	—	(350)	—		(350)

Three months ended May 31, 2011

Net loss	$(2,570)	$—	$352	$—	$(111)	$(12)	$(153)	$(1)	$(165	)(9)	$(2,660)
Provisions for accounts receivable allowances	2,723	—	—	—	—	(1,451)	—	5,078	165	(9)	6,515
Deferred income taxes	—	—	—	—	—	—	452	(532)	—		(80)
Provision for inventory write-downs	852	—	—	—	111	(298)	—	(3,156)	—		(2,491)
Change in accounts receivable	5,861	—	—	—	—	—	—	(4,999)	—		862
Change in inventories	(6,866)	—	(352)	—	—	1,144	—	3,154	—		(2,920)
Change in accrued and other liabilities	—	—	—	—	—	617	93	64	—		774
Acquisitions, net of cash received	—	—	—	—	—	—	(392)	392	—		—

Six months ended August 31, 2011

Net loss	$(1,601)	$—	$279	$—	$(5,025)	$(842)	$(419)	$(1)	$(25	)(9)	$(7,634)
Provisions for accounts receivable allowances	2,345	—	—	—	—	(1,394)	—	9,271	25	(9)	10,247
Deferred income taxes	—	—	—	—	—	—	569	(532)	—		37
Provision for inventory write-downs	806	—	—	—	5,025	(282)	—	(4,749)	—		800
Change in accounts receivable	5,101	—	—	—	—	—	—	(9,537)	—		(4,436)
Change in inventories	(6,712)	—	(279)	—	—	1,082	—	4,746	—		(1,163)
Change in accrued and other liabilities	61	—	—	—	—	1,436	242	410	—		2,149
Acquisitions, net of cash received	—	—	—	—	—	—	(392)	392	—		—

Nine months ended November 30, 2011

Net loss	$(7,194)	$(2,586)	$528	$—	$(11,816)	$(1,962)	$(719)	$(2)	$(972	)(9)	$(24,722)
Amortization of intangible assets	—	—	—	—	—	—	—	(38)	—		(38)
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	38	—		38
Provisions for accounts receivable allowances	4,371	2,579	—	—	—	(2,528)	—	13,772	(83	)(9)	18,111
Deferred income taxes	—	—	—	—	—	—	678	(532)	—		146
Provision for inventory write-downs	1,555	—	—	—	11,816	(544)	—	(6,071)	—		6,756
Change in accounts receivable	6,303	—	—	—	—	—	—	(14,176)	—		(7,873)
Change in inventories	(11,039)	—	(528)	—	—	1,956	—	6,072	1,055	(12)	(2,484)
Change in accrued and other liabilities	6,010	—	—	—	—	3,078	433	545	—		10,066
Acquisitions, net of cash received	—	—	—	—	—	—	(392)	392	—		—

Three months ended May 31, 2012

Net loss	$(6,740)	$(7,086)	$282	$—	$(4,637)	$(770)	$42	$—	$679	(12)	$(18,230)
Provisions for accounts receivable allowances	3,057	5,170	—	—	—	(824)	—	12,382	(136	)(9)	19,649
Stock-based compensation	—	—	—	—	—	—	—	(1)	118	(10)	117
Deferred income taxes	—	—	—	—	—	—	(132)	(39)	—		(171)
Provision for inventory write-downs	197	—	—	—	4,637	(188)	—	(336)	—		4,310
Change in accounts receivable	8,002	—	—	—	—	—	—	(12,446)	—		(4,444)
Change in inventories	(13,936)	—	(282)	—	—	581	—	331	—		(13,306)
Change in prepaid expenses and other assets	—	—	—	—	—	—	—	1,550	(661	)(12)	889
Change in accounts payable	—	—	—	—	—	—	—	21	—		21
Change in accrued and other liabilities	11,336	—	—	—	—	1,201	90	(1,422)	—		11,205

(1)	“Revenue Recognition” represents various transactions that were recognized prior to meeting the revenue recognition criteria. Adjustments were recorded to reverse the original revenue recorded, defer the original revenue recorded or provide reserves against net revenue for future product returns. Also included are adjustments to recognize the reversal of the product cost, which are recorded as reductions of cost of revenue and increases to either inventory or deferred product cost.

(2)	“CIP Credits” represent Market Development Funds, rebates and price protection credits. These adjustments were made to record CIP Credits in the correct accounting period and to classify them correctly in our consolidated statements of operations.
(3)	“Manufacturing and Freight” represents manufacturing and freight costs that should have been capitalized as a component of product costs but were incorrectly expensed as incurred. Adjustments were made to reduce operating expenses and increase inventory (for products on hand) and cost of revenue (for products shipped).
(4)	“Goodwill and Intangibles” represents a write-off of goodwill related to prior acquisitions due to a revision to our estimated enterprise value and a revision to the estimated value of certain intangible assets.
(5)	“Inventory Reserves” represents adjustments to reduce the carrying value of certain inventory items that either had been returned from customers or were being used for internal development purposes.
(6)	“Accruals” represents accruals for future costs to be incurred primarily for warranty and repair obligations.
(7)	“Income Taxes” represents adjustments to reflect the tax impact of the restatement adjustments noted above and to record the appropriate tax provision for each jurisdiction in which the Company operates.
(8)	“Reclassifications” represents the impact of reclassifications on prior period financial statements in order to conform to the current year presentation.
(9)	Includes changes in allowances for bad debts.
(10)	Includes adjustments in stock-based compensation.
(11)	Includes the expensing of certain prepaid assets to research and development of $1.4 million and stock-based compensation of $0.1 million, partially offset by a reduction in accounts receivable allowances of ($0.1 million).
(12)	Includes the expensing of certain prepaid assets to research and development.

The restated and prepared quarterly segment information for the three quarters of fiscal year 2013, 2012 and 2011 is presented below (in thousands, unaudited):

	Three Months Ended
	May 31, 2010	August 31, 2010	November 30, 2010
	(restated)	(restated)	(restated)
Net revenue by major geographic area:
United States	$16,597	$15,923	$16,244
Germany	2,380	4,153	11,137
Other Europe/Middle East/Africa	9,752	8,833	17,628
Rest of World	5,498	5,912	7,591

Total revenue	$34,227	$34,821	$52,600

Property and equipment, net:
United States	$626	$545	$497
Taiwan	1,919	1,886	2,040
Rest of World	15	12	13

Total property and equipment	$2,560	$2,443	$2,550

	Three Months Ended
	May 31, 2011	August 31, 2011	November 30, 2011
	(restated)	(restated)	(restated)
Net revenue by major geographic area:
United States	$16,583	$20,500	$25,166
Germany	12,666	17,252	19,115
Other Europe/Middle East/Africa	21,433	25,174	28,680
Rest of World	13,286	13,470	14,699

Total revenue	$63,968	$76,396	$87,660

Property and equipment, net:
United States	$511	$552	$955
Taiwan	2,512	2,487	2,992
United Kingdom	—	—	501
Rest of World	423	614	563

Total property and equipment	$3,446	$3,653	$5,011

	Three Months Ended
	May 31, 2012	August 31, 2012	November 30, 2012
	(restated)
Net revenue by major geographic area:
United States	$26,918	$33,034	$37,243
Germany	11,497	16,293	22,007
Other Europe/Middle East/Africa	21,520	22,541	23,546
Rest of World	16,557	16,730	16,406

Total revenue	$76,492	$88,598	$99,202

Property and equipment, net:
United States	$965	$1,097	$1,500
Taiwan	3,224	5,925	5,241
United Kingdom	1,003	1,087	1,084
Rest of World	686	715	577

Total property and equipment	$5,878	$8,824	$8,402

Major customers

During the three months ended May 31, 2010, August 31, 2010 and November 30, 2010, there was one customer each quarter that represented more than 10% of net revenue, accounting for 24%, 17%, and 17% of net revenue, respectively. During the three months ended May 31, 2011, August 31, 2011 and November 30, 2011, there was one customer each quarter that represented more than 10% of net revenue, accounting for 10%, 11% and 10% of net revenue, respectively. During the three months ended May 31, 2012 and November 30, 2012 there were no customers that represented more than 10% of net revenue. For the three months ended August 31, 2012, there was one customer that represented more than 10% of net revenue, accounting for 12% of net revenue, respectively.

Top ten customers represented 57%, 51% and 51% of net revenue during the three months ended May 31, 2011, August 31, 2011 and November 30, 2011, respectively. Top ten customers represented 42%, 43% and 45% of net revenue during the three months ended May 31, 2011, August 31, 2011 and November 30, 2011, respectively. Top ten customers represented 39%, 47% and 47% of net revenue during the three months ended May 31, 2012, August 31, 2012 and November 30, 2012.

19. Subsequent Events

Update of Failure to Satisfy a Continued Listing Rule

On April 11, 2013, the Company received a letter from Nasdaq stating that unless the Company requested a hearing before the Nasdaq Hearing Panel that the Company’s common stock would be subject to delisting from Nasdaq for noncompliance with the Rule with respect to its failure to file on a timely basis its Forms 10-Q for the period ended August 31, 2012 and November 30, 2012. The Company announced on April 8, 2013 that it would not be able to file its second and third quarter Forms 10-Q prior to the April 8, 2013 extended filing deadline previously established by Nasdaq, resulting in continued noncompliance with the Rule for those filings. On May 28, 2013 the Company received a determination from the NASDAQ Listing Qualifications Panel (the “Panel”) indicating that the Panel had granted the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that the Company is current in the filing of its periodic reports with the Securities and Exchange Commission by September 16, 2013. On September 12, 2013, the NASDAQ Listing Qualifications panel granted the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that the Company becomes current in the filings of its periodic reports with the Securities and Exchange Commission by October 7, 2013.

Shareholder Litigation

As detailed in Item 3 Legal Proceedings, in May 2013, the parties reached a settlement in principle of the Federal Derivative Action. The settlement is subject to court approval. There can be no assurance that the settlement will be approved by the court.

On October 2, 2013, the Company announced that it had reached a settlement in principle in the federal shareholder class action litigation filed in connection with the Company’s previously announced financial restatement. The settlement is subject to negotiation of final documentation and court approval. Subject to Court approval, the settlement of $7.5 million will be funded by the Company’s Directors and Officers liability insurance. The settlement may include an additional payment of the lesser of $6.0 million or 4% of the net proceeds in the event that the company or any portion of it is sold within six months of the executed settlement agreement. There can be no assurance that the settlement will be approved by the court.

Hercules Technology Growth Capital, Inc. Loan and Security Agreement

On March 11, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), pursuant to which a Term Loan of up to an aggregate principal amount of $15 million and a revolving loan facility (“Loan Facility”) up to an aggregate principal amount of $15 million was available to the Company pursuant to the terms and conditions thereof. The Company’s availability under the Loan Facility was limited to a borrowing base of eligible accounts receivable (less certain reserves) multiplied by an advance rate.

The Loan Agreement provides for an initial Term Loan advance of $10 million, which closed on March 11, 2013, and an additional Term Loan advance of up to $5 million, which was contingent upon the Company being current in its SEC filings and achieving certain revenue levels for two consecutive quarters. During the first year, the Term Loan would bear interest in cash at an annual interest rate equal to the greater of 12.50% or prime plus 8.75%. After the first year, if no event of default exists on the first anniversary of the closing of the Loan Agreement, the Term Loan would bear interest in cash at an annual rate equal to the greater of 10% or prime plus 6.25%. In addition to cash interest, the Term Loan would accrue payment in kind (“PIK”) interest at a PIK interest rate of 3.0% per year. The Loan Agreement provided for interest-only payments on the Term Loan for six months and repayment of the aggregate outstanding principal balance of the Term Loan in monthly installments starting on November 1, 2013 and continuing through April 1, 2016.

The Loan Agreement also provides the Company access to the $10 million Loan Facility which must be repaid in full on April 1, 2016. An additional $5 million of the Loan Facility would be available to the Company upon its obtaining additional financing of at least $10 million. The loans under the Loan Facility will bear interest at an annual rate equal to the greater of 9% or prime plus 5.25%. The Company is also obligated to pay an unused line fee on the Loan Facility of 0.50% per annum times the unused portion of the Loan Facility. Unless the Loan Facility has been terminated prior to either such date, on each of the first and second anniversaries of the closing date of the Loan Agreement, the Company was obligated to pay a fee of 1.0% times the Loan Facility.

Upon the occurrence and during the continuation of an event of default under the Loan Agreement, the interest rate applicable to both the Term Loan and the Loan Facility would be increased by 2% per annum.

If all loans under the Loan Agreement are repaid and the Loan Facility was terminated prior to the scheduled maturity of the Loan Agreement, the Company would be obligated to pay a prepayment charge to Hercules equal to: if prepaid and terminated in any of the first 12 months following the closing date, 2.00% of the amount of the Term Loan and the Loan Facility; after 12 months following the closing date but prior to 24 months following the Closing Date, 1.50% of the amount of the Term Loan and the Loan Facility; and thereafter, 1.00% of the amount of the Term Loan and the Loan Facility. Additionally, the Loan Facility carries a loan termination fee of $0.4 million.

Per the financial covenants, the Company must raise a minimum of $20.0 million in new equity or subordinated debt no later than January 31, 2014, of which $10.0 million in new equity or subordinated debt must be raised no later than May 31, 2013.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants including, among others, covenants regarding the maintenance of certain financial tests, covenants relating to financial reporting, compliance with laws, limitations on debt, liens, dividends, investments, mergers and acquisitions and sales of the Company’s assets.

In connection with the Loan Agreement, the Lender was granted a security interest in substantially all of the Company’s personal property domestic subsidiaries, whether now owned or hereafter acquired.

Pursuant to the Loan Agreement, the Company issued Hercules a warrant (the “March Warrants”) to purchase 688,072 shares of its common stock at $2.18 per share. If the Company had consummated a financing of at least $10 million in new equity or subordinated debt prior to May 31, 2013 in which it issues shares of common stock or securities that were exercisable or convertible into shares of its common stock and the effective price per shares of common stock in that financing is less than the exercise price of the March Warrants, then the exercise price of the March Warrants would be reduced to equal the price per share of common stock in such financing and, as a result, the number of shares of common issuable upon exercise of the March Warrants would have been increased such that the product of the newly adjusted number of shares of common stock and the reduced exercise price per share would equal $1.5 million. Alternatively, if the Company consummates a financing of at least $10 million in new equity or subordinated debt prior to May 31, 2013 in which it issued shares of preferred stock or securities that were exercisable or convertible into shares of its preferred stock, then the holder of the March Warrants could have elected to have the March Warrants convert into $1.5 million of shares of our preferred stock or other securities at a price per share/security paid by the investors in the financing. The March Warrants had a term of five years from the date of issuance.

In June 2013, the Company entered into an amendment to the Loan Agreement that redefined certain calculations with respect to the financial tests and extended the requirement to consummate such financing to June 21, 2013. The Company agreed to certain other terms and conditions, including an amendment to the March Warrants and the issuance of additional warrants to purchase that number of shares of the Company’s common stock equal to the quotient obtained by dividing $365,000 (the “Aggregate Amount”) by an exercise price which was initially set at $1.46 per share (the “June Warrants”), resulting in 250,000 shares of common stock issuable upon full exercise of the June Warrants; provided, that if the Company did not consummate a financing of new equity, together with any subordinated debt, of at least $10 million on or before June 18, 2013, the Aggregate Amount shall be increased by $73,000 each calendar day until the closing of such financing, each as defined and described below, and the payment of an amendment fee of $200,000. In addition, we reset the exercise price of the March Warrants to purchase 688,072 shares of common stock from $2.18 to $1.46 per share, resulting in 1,027,397 shares of common stock issuable upon full exercise of the March Warrant.

In August 2013, the company entered into a second amendment to the Loan and Security Agreement (the “Second Amendment”). Under the Second Amendment:

•	all outstanding amounts under the Hercules Loan Agreement, other than the Warrant Exchange Fee (as defined below), are due and payable June 1, 2014;

•	Hercules may make advances under the revolving portion of the Hercules Loan Agreement in its sole discretion;

•

the principal balance on the term loan outstanding on October 31, 2013 is repayable in equal monthly installments of principal and interest beginning November 1, 2013 (calculated on a mortgage style basis as if the final maturity date was 30 months after the date of the initial installment), with the balance due on June 1, 2014;

•

the Company is required to provide Hercules with the Company’s audited financial statements for the fiscal years ended February 29, 2012 and February 28, 2013 as soon as practicable and in any event by September 16, 2013;

•	certain covenants were amended to permit the Company to issue the Debentures and perform its obligations thereunder;

•

if, prior to delivery of the Company’s financial statements for any fiscal quarter, the Company takes action to improve its liquidity to the satisfaction of Hercules, the quarterly EBITDA and minimum liquidity covenants will be deemed to be waived until delivery of the financial statements for the next fiscal quarter; and

•	Hercules waived all events of default existing prior to the date of the Second Amendment.

In addition, pursuant to the Second Amendment, the March Warrants and June Warrants were cancelled in exchange for a fee (the “Warrant Exchange Fee”) of $6.5 million, payable upon the earlier to occur of (a) the consummation of any sale of all or any material portion of the Company’s assets in one or a series of transactions, the merger, consolidation, share exchange or similar transaction of the Company with or into another corporation, company or other entity or a Change of Control (as defined in the Hercules Loan Agreement), (b) the payment in full in cash of the then outstanding principal amount of and all accrued and unpaid interest on the Debentures, (c) the Hercules term loan maturity date, or (d) the payment in full of the outstanding secured obligations under the Hercules Loan Agreement. However, the Second Amendment provides that the Company will not make and Hercules will not accept the payment of the Warrant Exchange Fee unless and until the principal amount of the outstanding Debentures and all accrued and unpaid interest, fees and other amounts due and payable thereon shall have been paid in full or otherwise converted into shares of common stock. The Warrant Exchange Fee does not bear interest but it is secured by the collateral under the Hercules Loan Agreement. As of the time immediately prior to the cancellation of the March Warrants and June Warrants, such warrants entitled Hercules to purchase 4,077,397 shares of the Company’s common stock at an exercise price of $1.46 per share, with the March Warrants to purchase 1,027,397 shares to expire in March 2018 and the June Warrants to purchase 3,050,000 shares to expire in June 2018. The March Warrants and the June Warrants were cancelled effective August 13, 2013.

In September 2013, the Company entered into a third amendment to the Hercules Loan Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the $200,000 facility modification charge included in the First Amendment was deferred from being currently due to being due upon facility termination.

We currently are not in compliance with certain of our covenants regarding operating ratios and providing Hercules with audited financial statements as provided for under the Second Amendment, and there can be no assurances that we will be able to obtain a waiver for non-compliance and comply with these covenants in the future. If we do not obtain a waiver and maintain future compliance with the covenants in the Hercules Loan Agreement, the lender could declare a default. Any default under the Hercules Loan Agreements will allow the lender under the Loan Agreement the option to demand repayment of the indebtedness outstanding.

Subordinate Senior Secured Convertible Debentures and Warrants

Also in August 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which it issued $13.1 million aggregate principal amount of 9% Subordinate Senior Secured Convertible Debentures due August 13, 2014 (the “Debentures”) at par and issued warrants to purchase 5,778,750 shares of Common Stock (the “August Warrants”) that are exercisable until August 13, 2018. The conversion price of the Debentures is $1.70 per share, and the exercise price for the August Warrants is $0.75 per share, both subject to adjustment. The Debentures are secured by a security interest in substantially all of the personal property of the Company. The indebtedness and obligations under the Debentures, as well as the liens securing such indebtedness and obligations, are subordinate to the Hercules Loan Agreement, except as otherwise described below.

The Debentures are redeemable at the election of the holders at 125% of the then outstanding principal amount plus interest under certain circumstances if the Company enters into an agreement providing for the sale or transfer of control of the Company or a material portion of its respective assets. The Debentures are redeemable at the option of the Company in whole or in part from time to time, and the Company may cause the holders to convert all or part of the Debentures under certain conditions.

The Debentures provide for customary events of default for transactions of this nature, including a cross-default provision under which an event of default may be declared by the holders if an event of default is declared and the repayment of borrowings is accelerated under any of the Company’s other credit agreements. If an event of default occurs under the Debentures, the holders may declare the outstanding principal amount thereof to be immediately due and payable. The amount due and payable in the event of an acceleration following an event of default would be the sum of (a) the greater of (i) the outstanding principal amount of the Debentures, plus all accrued and unpaid interest hereon, divided by the conversion price, multiplied by the volume weighted average price of the Common Stock over the period specified in the Debentures, or (ii) 125% of the outstanding principal amount of the Debentures, plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debentures.

If the Company is not current in its SEC filings at any time after six months following the date of the Purchase Agreement and prior to the date on which the Debentures, the August Warrants and the underlying shares may be resold by non-affiliates without restriction under Rule 144, it would owe liquidated damages equal to 2% of the principal amount of the Debentures per month until the Company makes the required SEC filings or the underlying shares may be resold by non-affiliates without complying with the current public information requirement of Rule 144. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the parties to the Purchase Agreement pursuant to which the Company has agreed to file a registration statement with the SEC within 60 days of the closing to register the resale of the shares of common stock issuable upon conversion of the Debentures and upon exercise of the August Warrants. If the Company fails to file the registration statement when required, the registration statement is not declared effective when required or fails to remain effective during the period specified in the Registration Rights Agreement, then the Company would owe monthly liquidated damages equal to 2% of the aggregate purchase price paid for the Registrable Securities pursuant to the Purchase Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Background

As discussed in the “Explanatory Note” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatements of Previously-Issued Financial Statements”, in the notes to consolidated financial statements under “Item 8. Financial Statements and Supplementary Data”, we have made adjustments to restate our consolidated financial statements as of and for the fiscal years ended February 28/29, 2012, 2011, 2010, 2009 and 2008, as well as the nine interim quarterly periods ended May 31, 2012, in this Annual Report on Form 10-K.

As discussed in the aforementioned sections, in connection with the Investigation undertaken by the Audit Committee of our Board of Directors, we concluded that errors had been made in our previously-issued consolidated financial statements pertaining to: 1) recording accruals for Customer Incentive Program Credits, 2) the misclassification of certain Customer Incentive Program Credits, 3) the recognition of revenue in advance of all revenue recognition criteria being met, 4) recording accruals for estimated product returns, and 5) the timing of write-downs of excess inventories to net realizable value. Certain members of executive management were generally aware of the transactions, but either failed to disclose the transactions to the accounting department or misunderstood or misapplied the appropriate accounting guidance. As a result, the facts and circumstances leading to the restatement adjustments were not fully described in representation letters previously provided to our independent auditors. During the process of restating our consolidated financial statements to correct the above errors, adjustments were made to correct several additional identified errors, including errors in the capitalization of certain manufacturing and freight costs, the classification of certain costs and expenses in our consolidated statements of operations and the recording of inventory reserves, warranty accruals, shipping cutoff transactions and income tax liabilities. Further, as a result of the above entries, we reassessed the carrying amount of goodwill and determined that an impairment should be recorded as of February 29, 2012, and our income tax provision was adjusted to reflect the tax impact of the restatement adjustments noted above and to record the appropriate tax provision for each jurisdiction in which the Company operates.

Evaluation of Disclosure Controls and Procedures

Our executive management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our executive management concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of February 28, 2013. Notwithstanding the material weakness discussed below, our executive management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2013, due to the fact that there were material weaknesses in its internal control over financial reporting.

Specifically, in connection with the restatements described in Note 2 to the consolidated financial statements, we identified the following control deficiencies in our internal controls that constitute material weaknesses:

Control Environment

We did not maintain an effective control environment, which is the foundation upon which all other components of internal controls are based. Specifically:

•

Adequate procedures were not implemented for the Board of Directors and Audit Committee to effectively oversee the activities of the executive management, including that we did not maintain sufficient safeguards to provide reasonable assurance that controls could not be circumvented or overridden by certain members of our executive management or our sales and marketing management or to prevent or detect possible misconduct by our executive management or members of our sales and marketing organization with respect to certain revenue transactions;

•	We failed to design and operate controls for the identification and review of transactions related to customer incentive programs;

•	We did not adequately analyze customer initiated payment deductions, and the timely processing of credit memos;

•

Our executive management did not consistently support the importance of strict adherence to revenue recognition under GAAP and to our revenue recognition policy, and did not take sufficient steps to ensure good faith compliance with our revenue recognition policies throughout our sales and marketing departments. As a result, information related to certain revenue transactions was not communicated to appropriate accounting personnel in order to appropriately consider the financial reporting implications of such transactions;

•

We did not detect a conflict of oversight and incentives by certain members of our executive management and the sales and marketing departments, such as the desire to meet quarterly sales goals and the ability to circumvent controls in pursuit of the achievement of those goals;

•

We did not maintain effective procedures for communicating to all relevant personnel our accounting policies, the importance of consistent application of our accounting policies, and essential data required to properly apply GAAP to our transactions;

•	We did not implement and maintain effective controls over cash disbursements at certain of our foreign subsidiaries;

•	During our fiscal year ended February 28, 2013, we did not implement and maintain adequate controls to monitor our compliance with debt agreements;

•

We did not timely and effectively communicate the process of reporting unusual or non-routine transactions, and as a result, we did not detect deficiencies in compliance with our accounting policies on a timely basis; and

•	We did not establish a policy for the review and approval of our legal commitments and binding agreements, especially those related to customer incentive programs.

This material weakness led to errors and irregularities that in turn resulted in errors in the preparation of our financial statements. This material weakness also contributed to the existence of the following material weaknesses:

Financial Close & Reporting Process

•

We did not timely implement procedures for performing processes such as analyses of non-routine transactions, account reconciliations, journal entry reviews, and as a result, we did not detect deficiencies in compliance with our accounting policies on a timely basis;

•	We did not design, document and implement control activities related to material accounts at foreign locations, including inventory;

•

We did not maintain effective controls to ensure that costs incurred were being properly classified in our consolidated statements of operations. Specifically, we incorrectly classified certain costs of revenue as operating expenses, which caused our gross margins to be overstated;

•	Our personnel did not consistently exercise sufficient skepticism when performing account analyses; and

•	We did not properly evaluate goodwill for potential impairment in accordance with generally accepted accounting principles.

Revenue Recognition Process

•

We did not maintain effective controls related to the process for ensuring completeness and accuracy of our accounting for revenue to provide reasonable assurance that all significant details of arrangements with our resellers and other customers were provided to those making revenue recognition decisions;

•

Certain employees were able to withhold information from accounting personnel or falsify documentation related to certain revenue transactions, including revenue credits and customer rights of return, without discovery, which resulted in improper recognition of revenue in the period;

•

Accounting personnel were not provided the necessary information to determine the financial reporting consequences of certain revenue transactions. Specifically, this led to incomplete information regarding undisclosed side arrangements related to extended payment terms, customer programs and customer rights of return; and

•	Accounting personnel did not consider all of the available documentation pertaining to the incoterms for customer shipments when making revenue recognition decisions.

Inventory Valuation and Reserves

•

Our accounting procedures did not ensure that relevant labor, overhead and inbound freight costs were capitalized as a component of inventory costs, and then expensed to cost of revenue as the inventory was sold or revalued; and

•

We did not maintain effective controls over the accounting for our inventory reserves. Specifically, we did not timely and sufficiently record reserves for excess and/or obsolete inventory or reduce the carrying value of our inventory to the lower of its cost or market value when indicators were present.

Allowance for Doubtful Accounts

•	Our process for measuring our allowance for doubtful accounts did not identify all impaired accounts receivable.

Warranty Accruals

•

We did not maintain effective controls over the accounting for our warranty accruals. Specifically, we did not adequately estimate and recognize future costs to be incurred to fulfill obligations under warranty contracts.

Income Taxes

•

We did not maintain effective controls over the accounting for income taxes. Specifically, we did not consider all relevant provisions of accounting literature to ensure the proper valuation, recognition and subsequent derecognition of certain deferred income tax liabilities and assets established in connection with the business combinations we consummated in fiscal 2012.

These material weaknesses resulted in material errors and the restatement of our consolidated financial statements as of and for the fiscal years ended February 28/29, 2008, 2009, 2010, 2011 and 2012, as well as interim quarterly periods through May 31, 2012. Additionally, these material weaknesses, if not remediated, could result in further material misstatements of our financial statements that would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, Crowe Horwath LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in their report which appears in Item 8 of this Form 10-K.

Completed and Planned Remediation Actions to Address the Internal Control Weaknesses

In October 2012, our management began to design and implement certain remediation measures to address the above-described material weaknesses and enhance our system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiencies and strengthen our internal control over financial reporting. As management continues to evaluate and work to enhance our internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that we need to modify or otherwise adjust the remediation measures described below.

The remediation efforts outlined below are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Control Environment and Organizational Structure. We are committed to maintaining an effective control environment and making the changes necessary to ensure effectiveness. This commitment has been, and will continue to be, communicated to and reinforced with our employees. As part of this commitment, we have updated our code of conduct, and all employees will be required to acknowledge their commitment to adhering to its provisions. We will also regularly remind all employees of the availability of the Company’s whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting and other irregularities they have become aware of or have observed. In addition, we have taken the following steps:

•	Certain employees have been terminated including members of our executive management;

•	We hired several new, experienced executives, including a Chief Executive Officer in October 2012, a Senior Vice President of Global Sales in January 2013 and a Chief Financial Officer in March 2013;

•

We have reorganized our pricing and discounting procedures and transferred them back under marketing control to ensure that the sales and marketing functions are separated and have the proper oversight;

•	The sales teams’ commission program now includes a component of gross margin in order to discourage entering into unprofitable sales arrangements for the sole purpose of revenue growth;

•

We have implemented or will be implementing and/or enhancing a number of key accounting and finance-related policies and procedures, including with respect to revenue recognition, the accounting for customer programs and the establishment of inventory reserves. We expect these policies to be fully implemented during fiscal 2014; and

•	We have established a corporate review and authorization policy in order to facilitate proper approval and review of all legal commitments and binding agreements.

Revenue Recognition Process. We will enhance our internal controls related to the revenue recognition process in the following ways:

•	We have increased management oversight by, among other measures, expanding our processes to include more thorough representations made by sales and marketing personnel;

•	We are in the process of implementing new software to monitor approvals and analyze accruals of each customer program in order to timely and accurately account for each program;

•	We have put a process in place to budget Marketing Development Funds as a component of the Annual Operating Plan and will monitor actual spending accordingly;

•	We have implemented processes to capture our sales in, sales out and inventory levels at our distributors and retailers in order to properly manage their inventory levels;

•	We have improved communications between accounting personnel responsible for revenue recognition and sales and marketing personnel responsible for the execution of those transactions;

•

We have improved controls to ensure that all documentation regarding incoterms of customers shipments are considered when making revenue recognition decisions, and that revenue and the related costs associated with “FOB destination” shipments are deferred until customer delivery;

•	We will provide additional on-going training to accounting and other relevant personnel regarding, among other matters, GAAP and SEC reporting requirements; and

•	We have implemented a process of ethics training for all sales and marketing employees to enhance their understanding of critical accounting and ethics policies.

Inventory Valuation and Reserves. We are enhancing our internal controls related to the valuation of inventory and the calculation of inventory reserves in the following ways:

•

We have retained an experienced cost accounting consultant to develop procedures to properly analyze and track the value of inventory, and we will hire a cost accountant to ensure such procedures are fully implemented;

•	We have discontinued certain product lines and significantly reduced the amount of inventory on hand as of February 28, 2013; and

•	We will continue conducting training sessions for our operations personnel in order to generate accurate transactional data, which is used by our accounting department to properly value our inventory.

Warranty Accruals. We have implemented a revised, comprehensive methodology for estimating costs to be incurred to fulfill our obligations under warranty contracts. We will continue to monitor actual costs incurred in order to assess the accuracy of our estimates and make future changes to the methodology, as needed.

Income Taxes. We have engaged a third party tax service provider to assist the Company in implementing additional review and oversight procedures to ensure that all relevant accounting literature is considered when determining current and deferred liabilities for income taxes and the related tax provisions and reporting. Additionally, the Company has initiated a transfer pricing study of an international site to help establish proper intercompany and tax reporting.

Management believes the measures described above and others will be implemented during fiscal 2014 and will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

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

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, tenure with us, and positions of those persons who are our executive officers and directors as of August 31, 2013. Each director serves for a three-year term expiring at the annual meeting of stockholders in the year indicated in the section titled “Composition of the Board of Directors” below.

Name	Age	Position(s)	Director/Officer Since
Ralph Schmitt	52	President, Chief Executive Officer and Director	2011
Rafael Torres	45	Chief Financial Officer	2013
Alex Mei	38	Executive Vice President, Chief Marketing Officer	2004
Adam J. Epstein	47	Director	2010
Richard L. Hunter	60	Director	2010
Russell J. Knittel	63	Director	2010

Ralph Schmitt has served as a director of OCZ since April 2011 and was appointed as the President and Chief Executive Officer in October 2012. Prior to joining OCZ, Mr. Schmitt served as President and Chief Executive Officer of PLX Technology, Inc., a global provider of semiconductor-based connectivity solutions primarily targeting the enterprise and client markets since 2008. He has also chaired the Global Semiconductor Alliance (GSA) Emerging Company Council from 2010 thru 2012 and was on the 2012 GSA board of directors. During 2008, he consulted with a variety of venture capitalists, and acted as Chief Executive Officer of Legend Silicon, a privately funded Chinese terrestrial digital TV semiconductor company. From 2005 through 2007, Mr. Schmitt was Chief Executive Officer of Sipex, an analog semiconductor company that merged with Exar in 2007, where he was appointed Chief Executive Officer. From 1999 to 2005, Mr. Schmitt was executive vice president of Sales, Marketing, and Business Development for Cypress Semiconductor where he led sales growth to more than $1 billion while also overseeing the acquisition and integration of numerous companies. Mr. Schmitt serves on the board of PLX Technology, Inc. and has served on the boards at Cypress subsidiaries and other privately-held semiconductor and systems companies. Mr. Schmitt holds a B.S. of Electrical Engineering from Rutgers University.

Rafael Torres was appointed as our Chief Financial Officer on March 2013. Prior to joining OCZ, Mr. Torres served as CFO and Vice President of Finance for Capella Photonics, a privately-held firm selling optical switching subsystems from July 2009 to March 2013, where he successfully raised new capital and developed a financial infrastructure to support a fast-growing start-up. After fourteen years of working, Mr. Torres took a one-year break to travel and focus on his charity work from July 2008 to July 2009. Before joining Capella, Mr. Torres was the CFO and Vice President of Finance for Power Integrations (Nasdaq: POWI), a leader in high-voltage analog integrated circuits for power conversion from July 2006 to July 2008, where he led a financial turnaround that he successfully achieved. Prior to that, Mr. Torres was CFO and Vice President of Finance for PLX Technology (Nasdaq: PLXT), a global leader in PCI Express (PCIe) silicon and software connectivity solutions enabling emerging data center architectures from November 2000 to July 2006 and through his leadership, returned the company to profitability and significantly increased their cash position. Mr. Torres holds a Bachelors of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant (inactive).

Alex Mei has served as our Executive Vice President and Chief Marketing Officer since February 2006 responsible for our branding, product launches, channel support, and public relations. Mr. Mei also served at our interim Chief Executive Officer from September 17, 2012 to October 9, 2012. From October 2004 to February 2006, Mr. Mei served as our Senior Vice President of Marketing. Mr. Mei also served as one of our directors from April 2007 to July 2009. From 1999 to 2003, Mr. Mei served as Global Marketing Manager of First International Computer Inc. Mr. Mei holds a B.S. in Marketing Management from California Polytechnic State University, San Luis Obispo.

Outside Directors

Adam J. Epstein has served as a director of OCZ since March 2010, Lead Director since March 2012 and Chairman of the Board since October 2012. Mr. Epstein is the founding principal of Third Creek Advisors, LLC (“TCA”), which acts as a special advisor to boards of small-cap companies in connection with corporate finance. He has been with TCA since January 2010. From 2003 to 2009, Mr. Epstein was a co-founder and principal at Enable Capital Management, LLC, an investment firm that provides growth financing to publicly-traded companies. Mr. Epstein previously held managerial roles with Enable Capital, LLC, Surge Components, Inc., MailEncrypt, Inc., Tickets.com, Inc., and Achilles’ Wheels, Inc. Mr. Epstein started his career as an attorney at the law firm of Brobeck, Phleger & Harrison. Mr. Epstein served as the Chief Executive Officer of Superus Holdings, Inc., a private company formed for the purpose of merging other entities therein (“Superus”). The contemplated mergers were never effectuated, and Superus filed for bankruptcy within 12 months after Mr. Epstein resigned as the Chief Executive Officer. He received a bachelor’s degree, cum laude, from Vassar College, and a J.D. from Boston University.

Richard L. Hunter has served as a director of OCZ since March 2010 and has been a partner with Daylight Partners, a venture capital firm, since 2008. From 1998 to 2008, Mr. Hunter was with Dell, Inc., a computer manufacturer and services company, where he most recently served as Vice President of Consumer Technical Support and Customer Service and was responsible for managing over 14,000 customer service agents. For seven years, Mr. Hunter led Dell’s Americas manufacturing operations. Mr. Hunter previously served in managerial roles with Matco Electronics, Texas Instruments, Incorporated, Ericcson/General Electric, Ryan Homes, Exide Electronics and General Electric Company. Mr. Hunter received a bachelor’s degree in mechanical engineering from Georgia Tech.

Russell J. Knittel has served as a director of OCZ since June 2010. Mr. Knittel served as Interim President and Chief Executive Officer of Synaptics Incorporated from October 2010 to September 2011, as Executive Vice President of Synaptics from July 2007 until October 2010, as Chief Financial Officer and Secretary of Synaptics from April 2000 until September 2009, and as Chief Administrative Officer and Treasurer of Synaptics from November 2001 until September 2009. Mr. Knittel served as Senior Vice President of Synaptics from November 2001 until being named Executive Vice President in July 2007. Mr. Knittel is a director of Synaptics, a leading worldwide developer and supplier of custom-designed human interface solutions that enable people to interact more easily and intuitively with a wide variety of mobile computing, communications, entertainment, and other electronic devices and whose stock is listed on the Nasdaq Global Select Market. Mr. Knittel is a director of MarineMax, Inc., the nation’s largest recreational boat retailer, whose stock is traded on the New York Stock Exchange. Mr. Knittel also serves as a director of Source Photonics, a privately held company. Mr. Knittel holds a Bachelor of Arts degree in accounting from California State University Fullerton and an M.B.A. from San Jose State University.

None of our directors, nominees for director or executive officers were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacity as such.

The Board has determined that each of Messrs. Epstein, Hunter, and Knittel is independent with the meaning of the rules and regulations of The NASDAQ Capital Market.

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

The name, term and position on committees of our Board, if any, are as follows:

Director	Term Expires at the Annual Meeting of Stockholders in:	Audit Committee	Compensation Committee	Nominating and Governance Committee
Adam J. Epstein	2013	Member	Member	Chairman
Richard L. Hunter	2014	Member	Chairman	Member
Russell J. Knittel	2015	Chairman	Member	Member
Ralph Schmitt	2014	—	—	—

Board Committees

Our Board has established the following committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Board may, from time to time, establish other committees. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

The Audit Committee oversees our corporate accounting and financial reporting process and assists the Board in monitoring our financial systems and our legal regulatory compliance. The current members of the Audit Committee are Messrs. Adam J. Epstein, Richard L. Hunter, and Russell J. Knittel. Each of the members of the Audit Committee is independent for purposes of the Nasdaq Capital Market listing standards as they apply to audit committee members and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The Board has determined that Mr. Knittel qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission (the “SEC”).

The functions of the Audit Committee include retaining and discharging our independent auditors, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies, reviewing the results of our annual audits, our quarterly financial statements and our publicly filed reports and preparing our Audit Committee Report if required by any government agency. The Audit Committee has adopted a written charter approved by the Board, which is available on OCZ’s website at http://www.ocz.com — “Investor Relations” — “Governance.”

Compensation Committee

Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our officers and directors, administers our stock option and benefit plans and reviews general policy relating to compensation and benefits. The current members of the Compensation Committee are Messrs. Adam J. Epstein, Richard L. Hunter, and Russell J. Knittel. Each of the members of the Compensation Committee is independent for purposes of the Nasdaq Capital Market listing standards.

The Compensation Committee sets the salary and bonus earned by the Chief Executive Officer, reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other executive officers, reviews and approves salary and bonus levels for other executive officers and approves stock option grants to executive officers, reviews and evaluates, at least annually, the performance of the Compensation Committee and its members and prepares the Compensation Committee report if required by any government agency. The Compensation Committee has adopted a written charter approved by the Board, which is available on OCZ’s website at http://www.ocz.com — “Investor Relations” — “Governance.”

Nominating and Governance Committee

The primary responsibilities of the Nominating and Governance Committee are to identify individuals qualified to become Board members, select, or recommend to the Board, director nominees for each election of directors, develop and recommend to the Board criteria for selecting qualified director candidates, consider committee member qualifications, appointment and removal, recommend corporate governance principles, codes of conduct and compliance mechanisms applicable to us, and provide oversight in the evaluation of the Board and each committee. The current members of the Nominating and Governance Committee are Messrs. Adam J. Epstein, Richard L. Hunter, and Russell J. Knittel. Each of the members of the Nominating and Governance Committee is independent for purposes of the Nasdaq Capital Market listing standards.

The Nominating and Governance Committee considers qualified candidates for appointment and nomination for election to the Board of Directors and makes recommendations concerning such candidates, determines criteria for selecting new directors, considers any nominations of director candidates validly made by our stockholders, reviews and makes recommendations to the Board concerning Board and committee compensation, develops corporate governance principles for recommendation to the Board, in consultation with the Audit Committee, considers and presents to the Board for adoption a Code of Conduct and Business Ethics applicable to all employees, officers and directors, reviews, at least annually our compliance with The Nasdaq Capital Market corporate governance listing requirements, assists the Board in developing criteria for the evaluation of Board and committee performance, evaluates the committee’s own performance on an annual basis, if requested by the Board, assists the Board in its evaluation of the performance of the Board and each committee of the Board, reviews and recommends to the Board changes to our bylaws, as needed and develops orientation materials for new directors and corporate governance related continuing education for all Board members. The Nominating and Governance Committee has adopted a written charter approved by the Board, which is available on OCZ’s website at http://www.ocz.com — “Investor Relations” — “Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in the fiscal year ended February 28, 2013.

Code of Ethics and Corporate Governance Materials

The Board has adopted a Code of Conduct and Business Ethics that applies to all of our employees, officers and directors. The Code of Conduct and Business Ethics can be found on OCZ’s website at http://www.ocz.com — “Investor Relations” — “Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

This section of the report discusses the principles underlying our policies and decisions with respect to the compensation that are paid or awarded to, or earned by, or paid to our “Named Executive Officers,” who consist of our principal executive officer, principal financial officer, and the three other most highly compensated executive officers. For our fiscal year ended February 28, 2013, our Named Executive Officers are:

•	Ralph Schmitt, President and Chief Executive Officer

•	Arthur F. Knapp, Jr., Chief Financial Officer (1)

•	Alex Mei, Chief Marketing Officer

•	Ryan M. Petersen, Former President and Chief Executive Officer (2)

•	Richard Singh, Former Chief Sales Officer (3)

(1)	In connection with the appointment of Rafael Torres as Chief Financial Officer and Arthur Knapp’s retirement, on March 22, 2013 Mr. Knapp and the Company amended the Separation Agreement and Release (the “Separation Agreement”), that extends Mr. Knapp’s employment and benefits now through December 31, 2013, with his bonus paid on December 31, 2013. Mr. Knapp may exercise any vested and unexpired stock options until December 31, 2014.
(2)	Mr. Petersen resigned as our President and Chief Executive Officer effective September 17, 2012.
(3)	Mr. Singh left the Company as Chief Sales Officer effective October 12, 2012.

Compensation Discussion and Analysis

This section of the Form 10-K explains how the Compensation Committee of the Board of Directors oversees our compensation program for our executive officers. It will provide insight into:

•	The elements of the fiscal year 2013 compensation program and how they relate to each other

•	How we determined the amount of compensation for fiscal year 2013

Executive Summary

OCZ’s compensation program is structured to pay for performance and deliver rewards that encourage executives to think and act in the interests of our stockholders, both short- and long-term. The majority of total compensation for our executives comes in the form of variable cash and equity compensation. Variable cash is tied to the short-term performance of the company, and the value of equity is tied to the long-term performance of the company. We believe our compensation program holds our executives accountable for the financial and competitive performance of OCZ.

Fiscal year 2013 Compensation Decisions for the Chief Executive Officer:

•	Base pay was increased from fiscal year 2012 from $415,000 to $475,000, taking the base compensation to approximately the 50th percentile.

•	There was no change in base pay for fiscal year 2013.

•	The Chief Executive Officer (1)(2) was granted 414,000 nonqualified options with an exercise price of $7.10 in fiscal year 2013.

•	No bonus was paid to any of the Named Executive Officers for the fiscal year 2013.

•	The bonus paid in the Spring of fiscal year 2013, was based on the following performance results from fiscal year 2012:

•	Revenue growth from $190.1M in fiscal year 2011 to $365.8M in fiscal year 2012

•	Gross Profit growth from 12.7% in fiscal year 2011 to 22.5% in fiscal year 2012

•	Improved Operating Income/Loss from ($8.9M)in fiscal year 2011 to ($3.3M) in fiscal year 2012

•	Year-on-Year Change in Chief Executive Officer Bonus from fiscal year 2012 to fiscal year 2013 was 100% since OCZ did not pay a discretionary Bonus to the Chief Executive Officer for fiscal year 2013.

(1)	Mr. Petersen resigned September 17, 2012. The grant shown was granted to Mr. Petersen in April of 2012.
(2)	Mr. Schmitt joined the Company as Chief Executive Officer (CEO) on October 10, 2012. Mr. Schmitt was granted 372,340 Restricted Stock Units and 750,000 non-qualified options.

The Committee’s strategy for setting cash and non-cash compensation is described in the table that follows immediately below. Its compensation decisions for the named executive officers for fiscal year 2013 are discussed below. Benefit programs in which the executive officers participate are discussed below. There are no perquisites offered to any employees of OCZ.

Detailed Discussion

The Compensation Committee of OCZ’s Board of Directors is responsible for setting the compensation of our senior executives. The compensation philosophy adopted by the Committee is:

•	To attract and retain superior talent

•	To provide incentives for outstanding performance

•	To align the interests of our employees with those of our stockholders

Since fiscal year 2013 was a year of transformation for OCZ, in which market conditions, growth, and profitability could change quickly, the Committee did not use preset formulas, thresholds, or multiples to determine compensation awards.

The primary elements of our executive compensation program are as follows:

•	Near-term compensation, paid in cash

•	Long-term compensation, awarded in equity

Near-Term Compensation

Element	Purpose	Strategy	Terms
Base Salary	Stable, least variable form of compensation	Pay slightly below market median in order to weight total compensation to the performance-based elements described below in this chart.	Paid twice monthly

Performance Bonus	To motivate executives and reward them according to both the company’s performance and the executive’s individual performance

Determined primarily on the basis of the company’s performance during the fiscal year on certain measures (i.e., revenue growth percent and gross margin) as compared to competitors and on our strategic progress in other significant areas (i.e., product development, acquisitions, and growth in key markets). These factors were chosen to reflect our near-term financial performance as well as our progress in building long-term stockholder value.

The Committee aims to pay total cash compensation (base salary and bonus) appropriately above the median if company performance is above that of competitors, and pay total cash compensation appropriate below the median if company performance is below competitors.

The Committee does not rely on formulas or performance targets or thresholds. Instead it uses its judgment based on its assessment of the factors described above.

Decided by the Committee and paid in a single payment after the performance fiscal year

Long-Term Compensation, Awarded in Equity

Element	Purpose	Strategy	Terms
Non-qualified stock options	Alignment with stockholders; long-term focus; retention	The grant of non-qualified stock options generally targeted at the median level of equity compensation awarded to executives in similar positions in our peer companies.	The terms and conditions of stock options are summarized below. The Committee’s grant procedures are described below.

Our executive compensation program is designed to encourage executives to pursue strategies that serve the interests of the Company and stockholders. It is not designed to encourage excessive risk-taking by our executives, but instead is built on a base of sound corporate governance, including:

•	Executive officers are not guaranteed salary increases or bonus amounts

•	OCZ has never repriced stock options. We do not grant reload options. We grant equity compensation with double-trigger change-in-control terms.

•	Our named executive officers receive the same benefits as our other US-based employees.

•	We do not provide perquisites to executives.

•	OCZ does not provide a pension program to executives. OCZ offers a 401(k) plan to all US-based employees. The plan currently has no company match.

The Peer Group — Fiscal Year 2012 External Competitive Considerations Applied to Fiscal Year 2014

The Compensation Committee determined that there would be no increase in cash compensation for fiscal year 2014; therefore, the decision was made to use the same group of benchmark companies for fiscal year 2014, as were used for fiscal year 2013. Additionally, using the same rationale, the committee used information provided by Compensia in February of 2012, rather than refreshing the information as of February 2013 (the close of fiscal year 2013).

The committee considers the market level of compensation when setting the salary, bonuses, and equity compensation of the executive officers. The committee targets base salary slightly below the market median in order to weight total compensation to performance-based elements. To estimate the market level of pay, the committee used information provided by Compensia (an independent compensation consultant) in February of 2012, ISS, and the Radford survey about compensation paid to executives in similar positions at a peer group of companies.

The peer group includes companies recommended by ISS are US-based, engage in high technology business (i.e., computer storage and peripherals, semiconductors, computer hardware, and communications equipment), have executive positions comparable in complexity to those of OCZ, are direct competitors of OCZ, and/or use forms of executive compensation comparable to OCZ. Shown in the table below is the peer group used for comparison when making compensation decisions for fiscal year 2013 (base salary, equity compensation and bonus).

The table compares the group to OCZ in terms of revenue and market capitalization for the last four quarters as of February 2012. Since the committee determined that there would be no increase in cash compensation for fiscal year 2014, the same group of benchmark companies were used for fiscal year 2014 as were used for fiscal year 2013.

Company	Revenue ($000) *		Revenue Percent	Market Cap ($000)	As Multiple of Revenue
3D Systems	$212		47%	$1,051	5.0X
Cirrus Logic	$408		20%	$1,354	3.3X
Cray	$364		93%	$175	.5X
Datalink	$356		40%	$287	.8X
Dot Hill Systems	$216		–14%	$87	.4X
Electronics for Imaging	$574		21%	$782	1.4X
Emulex	$483		14%	$934	1.9X
Fusion-io	$298		260%	$2,073	7.0X
Integrated Device Technology	$555		–8%	$952	1.7X
Intevac	$83		–59%	$209	2.5X
Micrel	$259		–13%	$692	2.7X
Novatel Wireless	$412		34%	$110	.3X
Rambus	$312		–3%	$861	2.8X
STEC	$344		18%	$489	1.4X
Stratasys	$156		28%	$794	5.1X
Super Micro Computer	$992		18%	$697	.7X
TriQuint Semiconductor	$896		2%	$1,026	1.1X

75th Percentile	$483		34%	$952	2.8X
50th Percentile	$390		21%	$834	2.3X
25th Percentile	$259		–3%	$287	.8X

OCZ Technology	$366	**	92%	$476	1.5X
Percentile Rank	44%		93%	31%	45%

*	Trailing four-quarter revenue as reported by S&P Research Insight as of February 21, 2012.
**	Trailing four-quarter revenue as of the fiscal year end on February 29, 2012.

Analysis of Compensation Decisions for Fiscal Year 2013

Total Compensation: Before finalizing the compensation of the executive officers, the committee reviewed all elements of compensation. This information included total cash compensation (salary and potential bonus) and the grant date Black-Scholes value of equity compensation. The review enabled the committee to see how various compensation elements relate to one another and what impact its decisions would have on the total earnings opportunity of the executives.

The committee determined that there would be no increase in cash compensation from fiscal year 2013 to fiscal year 2014. In assessing the information, the committee generally targeted slightly below the median of total compensation reported by its peer companies. However, it did not use a formula to allocate compensation to the various elements. Instead, it used its judgment in assessing whether the total was consistent with the objectives of the program. Based on this review, the committee determined that the level of compensation was appropriate.

Base Salary: The Committee set the fiscal year 2013 rate of base salary for the named executive officers as follows:

Named Executive Officer	Position	Fiscal Year 2013 Annual Base	% Change From Fiscal Year 2012 Annual Base
Ralph Schmitt (1)	President & Chief Executive Officer	$475,000	N/A
Ryan M. Petersen (2)	President & Chief Executive Officer	$475,000	14.5%
Arthur F. Knapp, Jr. (3)	Chief Financial Officer	$300,000	9.10%
Alex Mei	Chief Marketing Officer & EVP	$350,000	27.3%
Richard Singh (4)	Chief Sales Officer	$220,000	29.5%

(1)	Mr. Schmitt joined the Company as Chief Executive officer (CEO) on October 10, 2012. Mr. Schmitt’s salary was set at the time of his hire.
(2)	Mr. Petersen resigned September 17, 2012.
(3)	Mr. Knapp announced his intent to retire As Chief Financial Officer (CFO) from OCZ in August 2012. Mr. Knapp retained his position as CFO until a successor was appointed in March 2013.
(4)	Mr. Singh left the Company October 12, 2012.

The Committee set the fiscal year 2013 annual base salary for each of the named executive officers in February of 2012. The committee decided to maintain the FY2013 base salaries for FY2014 in order to conserve cash to reinvest in the business as part of the long-term company strategy. The salary differences between the named executive officers were driven primarily by the market rate of pay for each officer, and not the application of a formula designed to maintain a differential between the officers.

Long-Term Incentive Compensation / Equity: In fiscal year 2013, the Committee awarded equity to each of the named executive officers. These were the first grants awarded since February 4, 2011. The table below is provided to assist the reader in comparing the grants that have been made in prior years.

Name	Fiscal Year	Restricted Stock Units	Stock Options (In non-qualified Shares)	Option Exercise Price

Ralph Schmitt (1)	2013	372,340	750,000		$1.880

Ryan M. Petersen (2)	2011 2012 2013	— — 63,091	— — 414,000	$	— — 7.100

Arthur F. Knapp, Jr. (3)	2011	—	50,000		$2.830
	2011	—	200,000		$4.450
	2011	—	40,000		$8.100
	2012	—	—		—
	2013	—	108,000		$8.160

Alex Mei	2011	—	75,000		$8.100
	2012	—	—		—
	2013	90,000	216,000		$8.160

Richard Singh	2011	—	100,000		$2.090
	2011	—	150,000		$4.450
	2012	—	—		—
	2013	50,000	216,000		$8.160

(1)	Mr. Schmitt joined the Company as Chief Executive Officer (CEO) on October 10, 2012. The Stock Awards and Option Awards reflect grants since Mr. Schmitt became CEO. The Option Award that Mr. Schmitt received as a Director, prior to becoming CEO, is included in the Director Compensation table.
(2)	On September 17, 2012, Ryan Petersen left his role as Chief Executive officer for OCZ.
(3)	In August 2012, Arthur F. Knapp, Jr. announced his planned retirement as Chief Financial Officer from OCZ.

The Compensation Committee does not apply a rigid formula in allocating equity to executives as a group or to any particular executive. Instead, our Compensation Committee exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive, competitive factors, the amount of stock-based equity compensation already held by the executive, the non-equity compensation received by the executive and the total number of restricted stock units and options to be granted to all participants during the year.

The Compensation Committee typically makes annual grants of equity awards, if any, to our employees in connection with its annual review of our employees’ compensation and then throughout the year, for new hires, promotions or other changes that may warrant additional grants. The differences in the option grants between the named executive officers were primarily the result of differences in the applicable estimated market level of equity compensation for their positions, and not the application of any formula designed to maintain differentials between officers.

Variable Pay / Bonuses: The Committee determined that no bonus compensation would be paid to executive officers for fiscal year 2013.

In assessing performance, the Committee did not use formulas, thresholds or multiples. Because market conditions can quickly change in our industry, thresholds established at the beginning of a year could prove irrelevant by year-end. The Committee believes its approach, which assesses the Company’s relative performance in hindsight after year-end gives it the insight to most effectively and critically judge results and encourages executives to pursue strategies that serve the long-term interests of the Company and its stockholders.

For fiscal year 2014, the Committee determined that, although market conditions change quickly in our industry, the following items would be reviewed when assessing whether a bonus should be paid:

•	Attainment of fiscal year 2014 gross revenue targets;

•	Realization of fiscal year 2014 gross margin targets;

•	Execution of improved Operating Income/Loss from fiscal year 2013 to fiscal year 2014; and

•	Achievement of certain Company strategic goals regarding increased enterprise business.

The Committee concluded that bonus targets would remain unchanged from fiscal year 2013.

Assessment of Fiscal Year 2013 Performance

The Committee spent extensive time in March and April assessing OCZ’s results and strategic progress for fiscal year 2013. The Committee considered both quantitative and qualitative data, and it applied judgment in its assessment. Fiscal year 2013 was a year of transformation for the Company, and the committee believes it is appropriate to conserve cash for the company’s long-term objectives. Therefore, the committee believed it was appropriate at this time to not pay cash bonuses to the named executive officers.

Results of the Compensation Decisions: Results of the compensation decisions made by the Committee relating to the named executive officers for fiscal year 2013 are summarized in the following table. This table is provided as a supplement to the Summary Compensation Table below for investors who may find it useful to see the data presented in this form. Although the Committee does not target a specific level of total compensation, it considers information similar to that in the table to ensure that the sum of these elements is, in its judgment, in a reasonable range. The principal differences between this table and the summary compensation table are explained in footnote (1) following this table.

Name	Fiscal Year	Salary (Annual)	Bonus Paid	FMV Equity Compensation (2)	Total

Mr. Schmitt (3)	2013	$475,000	$0	$1,619,500	$2,094,500

Mr. Petersen (4)	2011	$415,000	$0	$0	$415,000
	2012	$415,000	$415,000	$0	$830,000
	2013	$475,000	$0	$1,931,760	$2,406,760

Mr. Knapp (5)	2011	$275,000	$0	$507,116	$735,610
	2012	$275,000	$100,000	$0	$375,000
	2013	$300,000	$0	$636,013	$936,013

Mr. Mei	2011	$275,000	$0	$226,275	$489,608
	2012	$275,000	$160,000	$0	$435,000
	2013	$350,000	$0	$1,534,672	$1,884,627

Mr. Singh (6)	2011	$170,000	$132,664	$327,806	$630,470
	2012	$170,000	$251,350	$0	$421,350
	2013	$220,000	$204,830	$1,291,312	$1,716,142

(1)	This table shows the annual rate of base salary as set by the Committee. In the summary compensation table, the “salary” column shows the actual salary paid in the year. Please see footnote 2 of the summary compensation table for information about how the grant date fair value was calculated.
(2)	Option award values reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASBN ASC topic 718). See Note 2 of the Notes to the Consolidated Financial Statements in OCZ’s Annual Report on Form 10-K for the Fiscal Year ended February 28, 2013 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our equity options.
(3)	Mr. Schmitt was hired as the Chief Executive Officer effective October 10, 2012.
(4)	Mr. Petersen resigned his position as Chief Executive Officer of the Company on September 17, 2012.
(5)	Mr. Knapp announced he was retiring from his position as Chief Financial Officer at OCZ in August of 2012.
(6)	Mr. Singh left the company on October 12, 2012. Included in Mr. Singh’s bonus is $113,914 for sales commissions for fiscal year 2011, $156,422 for fiscal year 2012, and $181,870 of fiscal year 2013.

Equity Grant Process

The Compensation Committee made grant decisions for fiscal year 2013 executive officers’ equity compensation at its March and August meetings in fiscal year 2013. No equity grants were made to named executive officers during fiscal year 2012.

In general, the Committee will make grant decisions for the upcoming fiscal year shortly following the end of the fiscal year just completed. These grant decisions will be made as part of an overall compensation package in keeping with the compensation philosophy and market data that is publicly available from our peer companies, from ISS, and from executive compensation surveys for similarly sized and complex companies.

On occasion, the Committee may grant stock options to executives at times other than shortly following the end of the fiscal year. For example, it may do so in connection with job promotions or for purposes of retention. With respect to newly hired employees, our practice is typically to make stock grants at the first meeting of the Compensation Committee following such employee’s hire date. Beginning in December of fiscal year 2013, the Committee began making grants on the first open market day of every month.

We do not back-date options. We do not have any program, plan or practice to time stock option grants in coordination with the release of material non-public information or any particular event. We do not accelerate or delay the release of information due to plans for making equity grants. Grants are effective on the day of Committee action. The exercise price for stock options is the closing price of OCZ stock on the effective date of the grant.

Most Recent Stockholder Advisory Vote on Executive Compensation

In August of 2012, our stockholders cast an advisory vote on the Company’s executive compensation decisions and policies as disclosed in the proxy statement issued by the Company in July of 2012. Approximately 94 percent of the shares voted on the matter were cast in support of the compensation decisions and policies as disclosed. The Committee considered this result and determined that it was not necessary at this time to make any material changes to the Company’s compensation policies and practices in response to the advisory vote. Also in September 2011, our stockholders approved a yearly advisory vote on the frequency of advisory votes on executive compensation.

Benefits

OCZ named executive officers receive the same financial and health benefits as those received by other U.S.-based employees. These benefits include medical, dental, vision, disability, and life insurance. The Company also has a 401(k) plan, with no company match.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our Company. However, we do not have specific share retention and ownership guidelines for our executives. Short sales of OCZ stock by our executive officers are prohibited.

Severance and Change in Control Arrangements

Our 2004 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) permits a potential acceleration of outstanding awards in the event that we undergo a change in control, as defined in such plan. Whether or not a particular option grant contains an acceleration provision is determined on a case-by-case basis. On September 27, 2011, the Board adopted the OCZ Severance Plan for Management and Key Employees. The purpose of the Severance Plan is to provide severance benefit to the Company’s Chief Executive Officer, certain vice president level employees, and other key employees in connection with a double trigger event resulting from a change in control.

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

Role of Executives in Executive Compensation Decisions

Our Compensation Committee generally seeks input from our Chief Executive Officer when discussing the performance of and compensation levels for executives other than himself. The Compensation Committee also works with our Chief Financial Officer and the Vice President of Human Resources in evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither our Chief Executive Officer nor any of our other executives participates in deliberations relating to his or her own compensation.

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for services rendered in all capacities to us during the fiscal years ended February 28, 2011, February 29, 2012 and February 28, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Ralph Schmitt (3) Chief Executive Officer	Feb 28, 2013	$185,433	$—	$700,000	$919,500	$		$		$1,804,932

Arthur F. Knapp, Jr. (4) Chief Financial Officer	Feb. 28, 2011	$228,494	$—	—	$507,116		—		$—	$735,610
	Feb. 29, 2012	$275,000	$100,000	—	$—		—		$—	$375,000
	Feb. 28, 2013	$300,000	$—	—	$636,013		—		$—	$936,013

Alex Mei Chief Marketing Officer	Feb. 28, 2011	$263,333	$—	—	$226,275		—		$—	$489,608
	Feb. 29, 2012	$275,000	$160,000	—	$—		—		$—	$435,000
	Feb. 28, 2013	$350,000	$—	473,200	$1,061,472		—		$—	$1,884,672

Ryan M. Petersen (5) Former Chief Executive Officer	Feb. 28, 2011	$415,000	$—	—	$—		—		$—	$415,000
	Feb. 29, 2012	$415,000	$415,000	—	$—		—		$—	$830,000
	Feb. 28, 2013	$259,119	$—	199,998	$1,731,762		—		$36,539	$2,227,418

Richard Singh (6) Former Chief Sales Officer	Feb. 28, 2011	$113,333	$132,664	—	$327,806		—		$—	$573,803
	Feb. 29, 2012	$170,000	$251,350	—	$—		—		$—	$421,350
	Feb. 28, 2013	$137,500	$204,830	253,000	$1,038,312		—		$93,882	$1,727,524

(1)	From time to time, the Board will review annual and quarterly results and, based on those results, will determine whether employees are entitled to receive bonuses.
(2)	Option award values reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASB ASC topic 718). See Note 2 of the Notes to the Consolidated Financial Statements in OCZ’s Annual Report on Form 10-K for the Fiscal Year ended February 28, 2013 for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.
(3)	Mr. Schmitt joined the Company as Chief Executive Officer (CEO) on October 10, 2012. His annualized salary is $475,000. The Stock Awards and Option Awards reflect grants since Mr. Schmitt became CEO. The Option Award that Mr. Schmitt received as a Director, prior to becoming CEO, is included in the Director Compensation table.
(4)	Mr. Knapp announced his intent to retire in August 2012 from his position as Chief Financial Officer (CFO) until a successor was appointed. In connection with the announcement of a new CFO in March 2013, Mr. Knapp and the Company amended his Separation Agreement that increased the stock compensation charge by $116,857.
(5)	Mr. Petersen resigned September 17, 2012. His annualized salary was $475,000. Included in all other compensation was $36,539 for paid-time off. Pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, the Board has demanded that Mr. Petersen return to the Company the $415,000 bonus for fiscal year 2012.
(6)	Mr. Singh left the Company October 12, 2012. Included in Mr. Singh’s bonus is $113,914 for sales commissions for fiscal year 2011, $156,422 for fiscal year 2012, and $181,870 for fiscal year 2013. Included in all other compensation for fiscal year 2013 is severance of $76,959 and paid time-off of $16,923.

Grants of Plan-Based Awards for Fiscal Year Ended February 28, 2013

		Estimated Possible Payouts Under Non-Equity Incentive Plan (1)			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise Price Exercise of Option	Grant Date Fair Value of Stock and
	Grant	Threshold Target		Maximum	Shares of Stock	Underlying	Awards	Option
Name	Date	$	$	$	or Units	Options	$/sh	Awards (2)
Ralph Schmitt (3)	10/10/12					750,000	$1.88	$919,500
	10/10/12				372,340			$700,000
		—	475,000	475,000
Arthur F. Knapp, Jr.	3/19/12					108,000	$8.16	$636,013
		—	170,000	170,000
Alex Mei	3/19/12					216,000	$8.16	$1,038,312
	8/13/12				90,000			$455,400
	12/3/12				10,000			$17,800
	12/3/12					20,000	$1.78	$23,160
		—	170,000	170,000
Ryan Petersen	4/2/12					414,000	$7.10	$1,731,762
	10/2/12				63,091			$199,998
		—	475,000	475,000
Richard Singh	3/19/12					216,000	$8.16	$1,038,312
	8/13/12				50,000			$253,000
		—	300,000	300,000

(1)	Amounts shown are estimated payouts for fiscal year 2013 under the Bonus Plan based on the individual’s fiscal year 2013 base salary and position. No bonus was paid to any of the Named Executive Officers for the fiscal year 2013. No performance based awards were issued under an equity incentive plan.
(2)	Amounts shown reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASB ASC topic 718). See Note 2 of the Notes to the Consolidated Financial Statements in OCZ’s Annual Report on Form 10-K for the Fiscal Year ended February 28, 2013 for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options and restricted stock units.
(3)	The Option Award that Mr. Schmitt received as a Director, prior to becoming CEO, is included in the Director Compensation table.

Outstanding Equity Awards for our fiscal year ended February 28, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ralph Schmitt	45,833	29,167	(1)	$7.61	4/27/2021	—		$—	—	—
Chief Executive Officer	11,111	28,889	(1)	5.64	4/21/2022	—		—	—	—
	—	750,000		1.88	10/11/2022	—		—	—	—

Arthur F. Knapp, Jr.	38,889	11,111	(1)	$2.83	10/6/2020	—		$—	—	—
Chief Financial Officer	144,444	55,556	(1)	4.45	12/14/2020	—		—	—	—
	26,667	13,333	(1)	8.10	2/5/2021	—		—	—	—
	24,750	83,250	(1)	8.16	3/20/2022	—		—	—	—

Alex Mei	66,000	—	(1)	$3.00	6/14/2016	—		$—	—	—
Chief Marketing Officer	132,000	—	(1)	8.275	6/1/2017	—		—	—	—
	18,500	—	(1)	1.275	9/17/2019	—		—	—	—
	50,000	25,000	(1)	8.10	2/5/2021	—		—	—	—
	49,500	166,500	(1)	8.16	3/20/2022	—		—	—	—
	833	19,167	(2)	1.78	12/4/2022	—		—	—	—
	—	—		—	—	90,000	(3)	155,700	—	—
	—	—		—	—	10,000	(4)	17,300	—	—

Ryan M. Petersen	—	—		—	—	63,091	(5)	$109,147	—	—
Former Chief Executive Officer

(1)	Options granted pursuant to our 2004 Plan. Option grants are immediately exercisable, subject to our right to repurchase shares upon termination of employment or other service which right lapses in accordance with the vesting schedule of the option.
(2)	Options granted pursuant to our 2012 Plan. The Options vest in equal monthly installments over four years and fully vest on December 3, 2016.
(3)	RSUs granted pursuant to our 2012 Plan. The RSUs vest 100 percent in one year and vest on August 13, 2013.
(4)	RSUs granted pursuant to our 2012 Plan. The RSUs vest 25 percent per year for four years and fully vest on December 3, 2016.
(5)	RSUs granted pursuant to our 2012 Plan. The RSUs vest 100 percent in one year and vest on October 3, 2013. The Board of Directors cancelled these RSUs in September 2013.

Option Exercised and Stock Vested for our fiscal year ended February 28, 2013

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Ralph Schmitt	—	—	372,340	774,467
Alex Mei	12,000	76,740	—	—
Richard Singh	4,000	26,480	—	—

(1)	The value realized on the exercise of option awards is based on the fair market value of our common stock less the price paid for each share of stock.
(2)	The value realized on vesting of stock awards is based on the fair market value of our common stock on the vesting date of the stock-settled RSUs.

Pension Benefits

We currently do not sponsor any pension benefits plan.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We currently do not sponsor any nonqualified defined contribution or nonqualified deferred compensation plans.

Perquisites

We do not provide perquisites to executives.

Employment Agreements with Named Executive Officers

The following information summarizes the employment agreements for our named executive officers. We have entered into executive employment agreements with some of our named executive officers. The executive employment agreements contain the executive officers’ initial base salaries, which may have since been increased by the Board, bonus opportunities, certain stock option grants, and other employee benefits. Each of our executive officers is an at-will employee.

Severance Terms and Change of Control Provisions

On September 27, 2011 the Board adopted the OCZ Severance Plan for Management and Key Employees (the “Severance Plan”). The purpose of the Severance Plan is to provide severance benefits to the Company’s Chief Executive Officer, certain vice president level employees and other key employees in connection with a change of control of the Company. The following summary describes the key provisions of the Severance Plan.

The Severance Plan provides that if during a Termination Period, the employment of a Participant who was a Participant at the Effective Date for such Termination Period is terminated by reason of a Qualifying Termination (as such terms are defined in the Severance Plan), the Participant will receive the following benefits:

If the Participant is the Chief Executive Officer of the Company,

(i)	A lump sum payment equal to 150% of the participant’s base salary and bonus;

(ii)	Continued coverage of the participant for an 18-month period under any and all medical, dental, vision, and disability insurance in which such participant was participating immediately prior to the Effective Date;

(iii)	An 18-month accelerated vesting and immediate exercisability of any outstanding stock options or restricted stock units held by the participant; and

(iv)	Immediate lapsing of all repurchase rights relative to shares held by the participant.

If the Participant is a vice president of the Company,

(i)	A lump sum payment equal to 100% of the participant’s base salary and bonus;

(ii)	Continued coverage of the participant for a 12-month period under any and all medical, dental, vision, and disability insurance in which such participant was participating immediately prior to the Effective Date;

(iii)	A 12-month accelerated vesting and immediate exercisability of any outstanding stock options or restricted stock units held by the participant; and

(iv)	Immediate lapsing of all repurchase rights relative to shares held by the participant.

If the Participant is a named key employee of the Company,

(i)	A lump sum payment equal to 50% of the participant’s base salary and bonus;

(ii)	Continued coverage of the participant for a 6-month period under any and all medical, dental, vision, and disability insurance in which such participant was participating immediately prior to the Effective Date;

(iii)	A 6-month accelerated vesting and immediate exercisability of any outstanding stock options or restricted stock units held by the participant; and

(iv)	Immediate lapsing of all repurchase rights relative to shares held by the participant.

The severance benefits payable under the Severance Plan are subject to the Participant’s compliance with certain confidentiality provisions. The foregoing description of the Severance Plan is only a summary and is qualified in its entirety by reference to the Severance Plan, a copy of which is included in the Form 8-K filed on September 30, 2011.

Estimated value of benefits, in thousands (1)	Schmitt	Torres	Mei
Base salary (2)	$712.5	$300.0	$350.0
Bonus (3)	475.0	175.0	170.0
Accelerated vesting of stock options (4)	0	0	0
Accelerated vesting of restricted stock units (5)	156.0	31.2	144.3
Health care benefits (6)	$25.1	$5.4	$16.7

(1)	All amounts are estimated based on an assumed triggering date of August 31, 2013 and a per share price of $1.40, which was the closing sales price of our common stock on the NASDAQ Capital Market on August 31, 2013.
(2)	Represents 150% of Mr. Schmitt’s base salary of $475,000, and 100% of Mr. Torres’s base salary of $300,000, and Mr. Mei’s base salary of $350,000.
(3)	Represents 100% of Messrs. Schmitt, Torres, and Mei annual target bonus.
(4)	Represents the intrinsic value of the outstanding and unvested options that would vest within eighteen months for Mr. Schmitt and twelve months for Messrs. Torres, and Mei.
(5)	Represents the fair market value of the outstanding unvested RSUs that would vest within eighteen months for Mr. Schmitt and twelve months for Messrs. Torres, and Mei.
(6)	Continued coverage of Mr. Schmitt for an eighteen month period and coverage of Messrs. Torres, and Mei for a twelve month period under any and all medical, dental, vision, and disability insurance.

Definitions

“Cause” means (1) the willful and deliberate failure by a Participant to perform his or her duties and responsibilities (other than as a result of incapacity due to physical or mental illness) which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such failure, (2) willful misconduct by a Participant which is demonstrably injurious to the business or reputation of the Company, or (3) a Participant’s conviction of, or plea of guilty or nolo contendere to, a felony or other crime involving moral turpitude. The Company must notify such Participant that it believes “Cause” has occurred within ninety (90) days of its knowledge of the event or condition constituting Cause or such event or condition shall not constitute Cause hereunder.

“Change of Control” means the occurrence of any one of the following events:

(i) Any “person” (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is or becomes the “beneficial owner” (a defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; or

(ii) During any period of two consecutive years (not including any period prior to the Effective Date) individuals who at the beginning of such period constitute the Board and any new director whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds (2/3) of the directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or

(iii) The consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its subsidiaries that requires the approval of the Company’s stockholders, whether for such transaction or the issuance of securities in the transaction (a “Reorganization”), or sale or other disposition of all or substantially all of the Company’s assets to an entity that is not wholly owned by the Company (a “Sale”), unless immediately following such Reorganization or Sale, more than 50% of the total voting power (in respect of the election of directors, or similar officials in the case of an entity other than a corporation) of either (x) the surviving corporation or entity resulting from such Reorganization or the entity which has acquired all or substantially all of the assets of the Company (in either case, the “Surviving Entity”), or (y) if applicable, the ultimate parent entity that directly or indirectly has beneficial ownership of 50% or more of the total voting power (in respect of the election of directors, or similar officials in the case of an entity other than a corporation) of the Surviving Entity, is represented by Company voting securities that were outstanding immediately prior to such Reorganization or Sale (or if applicable, is represented by shares into which such Company voting securities were converted pursuant to such Reorganization or Sale), and such voting power among the holders thereof is in substantially the same proportion as the voting power of such Company voting securities among the holders thereof immediately prior to the Reorganization or Sale, or the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company.

“Good Reason” means the occurrence of any of the following which occurs upon or within 12 months following a Change of Control without the Participant’s express written consent: (i) a diminution of authority of more than two organizational levels as reflected by Participant’s reduced title with a corresponding material reduction in Participant’s annual rate of base salary, each from the authority and rate of base salary in effect immediately prior to the Effective Date, as such may be increased thereafter; or (ii) the relocation of the Participant’s principal location of work to a location that is in excess of 35 miles from such location immediately prior to the Effective Date. A Participant’s Date of Termination shall not be considered to be for Good Reason unless (A) within ninety days after the initial existence of the applicable event or condition that is purported to give rise to a basis for termination for Good Reason, the Participant provides written notice of the existence of such event or condition to the Company, (B) such event or condition is not cured within thirty days after the date of the written notice from the Participant to the Company, and (C) the Participant terminates employment no later than thirty days after the expiration of the applicable cure period.

“Qualifying Termination” means the termination of a Participant’s employment (i) by the Company other than for Cause or (ii) by a Participant for Good Reason, which termination occurs during a Termination Period.

“Termination Period” means, with respect to the occurrence of a Change of Control, the period of time beginning with the Effective Date and ending on the one-year anniversary of the Effective Date.

401(k) Defined Contribution Deferred Income Qualified Retirement Plan

We have a tax-qualified employee savings and retirement plan, or 401(k) plan which generally covers our employees. The plan is intended to qualify under Sections 401(a), 401(k) and 401(m) of the IRC so that contributions, and income earned thereon, are not taxable to employees until withdrawn from the plan. Under the plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($17,000 in calendar year 2012) and have the amount of the reduction contributed to the plan. The plan also permits, but does not require, us to make matching contributions and profit-sharing contributions to the plan on behalf of participants. In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the 401(k) plan provided that such employees are age 50 or older ($5,500 in calendar year 2012). As a tax-qualified plan, we generally deduct contributions to the 401(k) plan when made, and such contributions are not taxable to participants until distributed from the plan. Pursuant to the terms of the plan, participants may direct the trustees to invest their accounts in selected investment options.

Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at board and committee meetings. Director compensation is reviewed and benchmarked against comparable companies by our Compensation Committee. For fiscal year ending February 28, 2013, our nonemployee directors received: (i) an annual board retainer of $40,000; (ii) an annual retainer of $20,000 for the Chair of the Audit Committee and an annual retainer of $8,000 for an Audit Committee member; (ii) an annual retainer of $12,500 for the Chair of the Compensation Committee and an annual retainer of $7,000 for a Compensation Committee member; (iv) an annual retainer of $9,000 for the Chair of the Nominating & Governance Committee and an annual retainer of $3,800 for a Nominating & Governance Committee member; and (v) an annual retainer of $25,000 for the Lead Independent Director.

The following table sets forth information concerning compensation paid or accrued for services rendered to us by our non-employee directors for the fiscal year ended February 28, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Adam J. Epstein	89.000	—	259,745	—	—	—	348,745
Richard L. Hunter	64,300	—	132,920	—	—	—	197,220
Russell J. Knittel	70,800	—	132,920	—	—	—	203,720
Ralph H. Schmitt (2)	35,900	—	132,920				168,820

(1)	Option award values reflect the grant date fair value of awards computed in accordance with stock-based accounting rules (FASB ASC topic 718). See Note 2 of the Notes to the Consolidated Financial Statements in OCZ’s Annual Report on Form 10-K for the Fiscal Year ended February 28, 2013 for a discussion of valuation assumptions made in determining the grant date fair value and compensation expense of our stock options.
(2)	In October 2012 Ralph Schmitt was appointed as Chief Executive Officer. The Option Award reflect the grant Mr. Schmitt’s received as a director, prior to becoming CEO. The Stock Awards and Option Awards that Mr. Schmitt received as CEO, are included in the Summary Compensation table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information as of August 31, 2013 as to the number of shares of our common stock beneficially owned by (i) each person we know to own beneficially more than 5% of our common stock, (ii) each person who is a director, (iii) the executive officers for whom information is included in the Summary Compensation Table and (iv) all persons as a group who are directors and executive officers and as to the percentage of outstanding shares held by these persons on that date. As of August 31, 2013, we had 68,207,166 shares of our common stock issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Unless otherwise indicated, all persons named below can be reached at OCZ Technology Group, Inc., 6373 San Ignacio Avenue, San Jose, California 95119.

Name and Address	Number of Shares (1)	Percent (2)
Ralph Schmitt (3)	674,840	1.0%
Rafael Torres (4)	—	*
Alex Mei (5)	601,667	*
Adam Epstein (6)	322,612	*
Richard Hunter (7)	222,614	*
Russell Knittel (8)	212,614	*
Directors and executive officers as a group (6 persons) (9)	2,034,347	3.0%

*	Represents less than 1% of the issued and outstanding shares of our common stock as of August 31, 2013.
(1)	Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of their options. Options granted under our 2004 Stock Incentive Plan are immediately exercisable, subject to our right to repurchase unvested shares upon termination of employment or other service at a price equal to the option exercise price.
(2)	Calculated on the basis of 68,207,166 shares of common stock outstanding as of August 31, 2013, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after the date of this filing are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.
(3)	Includes 115,000 shares subject to immediately exercisable options, of which 82,500 shares will be vested within 60 days of August 31, 2013.
(4)	Includes no shares subject to immediately exercisable options, of which no shares will be vested within 60 days of August 31, 2013.
(5)	Includes 507,500 shares subject to immediately exercisable options, of which 368,667 shares will be vested within 60 days of August 31, 2013.

(6)	Includes (i) immediately exercisable warrants to purchase 16,666 shares of our common stock, and (ii) 247,614 shares subject to immediately exercisable options, of which 208,065 shares will be vested within 60 days of August 31, 2013.
(7)	Includes 212,614 shares subject to immediately exercisable options, of which 188,170 shares will be vested within 60 days of August 31, 2013.
(8)	Includes 212,614 shares subject to immediately exercisable options, of which 188,170 shares will be vested within 60 days of August 31, 2013.
(9)	See notes 3 through 8. Includes 1,312,008 shares subject to options and warrants that are currently immediately exercisable of which 1,035,072 will become fully vested within 60 days of August 31, 2013 that are beneficially owned by current executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since the beginning of fiscal year 2012, we have not participated in nor currently plan to participate in any transaction of a material amount in which any founder, officer, director, greater than 5% stockholder or other related person had or will have a direct or indirect material interest except those compensatory arrangements described elsewhere in this report.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers.

Review of Related Party Transactions

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended February 28, 2013 and February 29, 2012 by Crowe Horwath LLP:

	Fiscal Years Ended February 28/29,
	2013	2012
Audit fees (1)	$1,861,465	$239,500
Audit related fees (2)	18,985	95,255
Tax fees (3)	—	—
All other fees (4)	—	—

	$1,880,450	$334,755

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements, internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports, related restatements for periods covered in this current Form 10-K, and services that have been normally provided by Crowe Horwath LLP in connection with statutory and regulatory filings or engagements, and attest services.
(2)	Audit-Related Fees consist of fees for services associated with registration statements for the SEC, including but not limited to Form S-1 Form S-3 and Form 10.
(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

The Audit Committee has determined that all services performed by Crowe Horwath LLP are compatible with maintaining the independence of Crowe Horwath LLP. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services provided by our independent auditors. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. All of the 2013 and 2012 services described above were pre-approved in accordance with these policies.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	FINANCIAL STATEMENTS

The information required by this item is included in Item 8 of this report.

2.	FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required by this item are included in Item 8 of this report.

3.	EXHIBITS

The information required by this item is included on the exhibit index that follows the signature page of this report.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on October 7, 2013.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ralph Schmitt
Ralph Schmitt
Chief Executive Officer

By:	/s/ Rafael Torres
Rafael Torres
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons below on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ralph Schmitt	Chief Executive Officer and Director (Principal Executive Officer)	October 7, 2013
Ralph Schmitt

	Chief Financial Officer (Principal Financial and Accounting Officer)	October 7, 2013
/s/ Rafael Torres
Rafael Torres

/s/ Adam J. Epstein	Chairman of the Board	October 7, 2013
Adam J. Epstein

/s/ Richard L. Hunter	Director	October 7, 2013
Richard L. Hunter

/s/ Russell J. Knittel	Director	October 7, 2013
Russell J. Knittel

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger dated December 17, 2004 of OCZ Technology Group, Inc., an Indiana corporation, with and into OCZ Technology Group, Inc., a Delaware corporation. (1)

2.2	Asset Purchase Agreement dated May 25, 2007 by and among OCZ Technology Group, Inc., PC Power and Cooling, Inc. and Douglas Dodson. (1)

2.3	Asset Purchase Agreement dated October 25, 2007 by and among OCZ Technology Group, Inc., Silicon Data Inc., a New York corporation, Fred Cohen, and Eyal Akler. (1)

2.4	Share Purchase Agreement, dated March 14, 2011, by and among OCZ Technology Group, Inc., Indilinx Co., Ltd., the shareholders of the Indilinx Co., Ltd. and DLS Law Firm, as Seller Representative. (13)

2.5	First Amendment to Share Purchase Agreement, dated March 22, 2011, by and among OCZ Technology Group, Inc., Indilinx Co., Ltd., the shareholders of the Indilinx Co., Ltd. and DLS Law Firm, as Seller Representative. (14)

2.6	Agreement and Plan of Merger, dated January 9, 2012, by and among OCZ Technology Group, Inc., Melrose Merger Sub, Inc., Sanrad Inc. and certain stockholders of Sanrad Inc. (18)

3.1	Fourth Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on September 30, 2009, including the Certificate of Designations of Series A Junior Participating Preferred Stock. (10)

3.2	Fourth Amended and Restated Bylaws. (1)

4.1	Specimen common stock certificate of OCZ Technology Group, Inc. (10)

4.2	Rights Agreement, dated as of October 25, 2011, between OCZ Technology Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (4)

10.1*	OCZ Technology Group, Inc. 2004 Stock Incentive Plan. (17)

10.2*	OCZ Technology Group, Inc. 2012 Equity Compensation Plan (21)

10.3*	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Ryan M. Petersen. (1)

10.4*	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Arthur F. Knapp, Jr. (1)

10.5*	Executive Employment Agreement dated April 4, 2006 by and between OCZ Technology Group, Inc. and Alex Mei. (1)

10.6*	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Adam Epstein’s services as a non-executive director. (9)

10.7*	Offer Letter dated December 30, 2009 memorializing the terms of Mr. Richard Hunter’s services as a non-executive director. (9)

10.8*	Employment Agreement, dated March 25, 2011, by and between OCZ Technology Group, Inc. and Bumsoo Kim. (14)

10.9*	Employment Agreement, dated March 25, 2011, by and between OCZ Technology Group, Inc. and Hyun Mo Chung. (14)

10.10*	Separation Agreement and Release, dated August 7, 2012, between the Company and Arthur F. Knapp, Jr. (22)

10.11*	Amendment to Separation Agreement and Release, dated March 22, 2013, between the Company and Arthur F. Knapp, Jr. (29)

10.12*	Separation Agreement, dated October 2, 2012, between OCZ Technology Group, Inc. and Ryan M. Petersen (23)

10.13*	Offer Letter, dated October 8, 2012, between the Company and Ralph Schmitt (24)

10.14*	Separation Agreement, dated January 16, 2013, between OCZ Technology Group, Inc. and Richard Singh (25)

10.15*	Offer letter, dated March 22, 2013, between the Company and Rafael Torres (26)

10.16	Lease dated March 22, 2011 by and between SI 25 LLC and OCZ Technology Group, Inc. for the property located in San Jose, California, USA. (20)

10.17	Lease dated April 21, 2005 by and between Buckgolf Inc., & Greengolf Inc. and OCZ Canada Inc. dated for the property located in Markham, Ontario, Canada. (1)

10.18	Lease Extension Agreement, dated May 21, 2010, by and among Buckgolf Inc. & Greengolf Inc. and OCZ Canada Inc. (11)

10.19	English summary of lease for the property located in Taipei County, Taiwan. (1)

10.20	English summary of lease for the property located in Lujhu Township, Taiwan. (1)

10.21	Lease dated October 6, 2011 for the property located in Taoyuan County, Taiwan. (20)

10.22*	Form of Indemnification Agreement for Directors and Officers of OCZ Technology Group, Inc. (1)

10.23	Loan and Security Agreement dated July 2009 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (1)

10.24	Sale of Accounts and Security Agreement by and between OCZ Technology Group, Inc. and Faunus Group International, Inc. dated July 6, 2009. (1)

10.25	Securities Purchase Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein (5)

10.26	Registration Rights Agreement dated March 23, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (5)

10.27	Form of Warrant for the institutional and accredited investors. (5)

10.28	Form of Warrant for Placement Agent (as defined therein). (5)

10.29	Second Amendment to the Loan and Security Agreement dated May 10, 2010 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (19)

10.30	Securities Purchase Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the institutional and accredited investors listed therein. (7)

10.31	Registration Rights Agreement dated October 29, 2010 by and among OCZ Technology Group, Inc. and the Purchasers (as defined therein). (7)

10.32	Form of Warrant for the institutional and accredited investors. (7)

10.33	Form of Warrant for Placement Agent (as defined therein). (7)

10.34	Amended and Restated Loan and Security Agreement dated February 7, 2011 by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (8)

10.35	Registration Rights Agreement, dated March 25, 2011, by and among OCZ Technology Group, Inc. and the Sellers (as defined therein). (14)

10.36	Escrow Agreement, dated March 25, 2011, by and among OCZ Technology Group, Inc. and DLS Law Firm, as Seller Representative. (14)

10.37	Amendment No. 1 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated March 28, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.38	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated April 21, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.39	Amendment No. 3 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated June 21, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.40	Amendment No. 4 and Limited Waiver to Amended and Restated Loan and Security Agreement, dated July 14, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (15)

10.41*	OCZ Severance Plan for Management and Key Employees. (16)

10.42	Amendment No. 5 to Amended and Restated Loan and Security Agreement and Consent, dated October 31, 2011, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (21)

10.43	Amendment No. 6 to Amended and Restated Loan and Security Agreement and Consent, dated January 31, 2012, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (21)

10.44	Limited Waiver to Amended and Restated Loan and Security Agreement, dated April 25, 2012, by and between OCZ Technology Group, Inc. and Silicon Valley Bank. (21)

10.45	Credit Agreement dated May 10, 2012 by and among OCZ Technology Group, Inc. and Wells Fargo Capital Finance, LLC (27)

10.46	Guaranty and Security Agreement dated May 10, 2012 by and among OCZ Technology Group, Inc. and Wells Fargo Capital Finance LLC (27)

10.47	Amendment No. 1 to Credit Agreement, dated October 12, 2012, by and among OCZ Technology Group, Inc. and Wells Fargo Capital Finance LLC (28)

10.48**	Amendment No 2 to Credit Agreement, dated January 15, 2013, by and among OCZ Technology Group, Inc. and Wells Fargo Capital Finance LLC (28)

10.49**	Loan and Security Agreement, dated as of March 11, 2013, between OCZ Technology Group, Inc. and Hercules Technology Growth Capital, Inc. (20)

10.50	Intellectual Property Security Agreement, dated as of March 11, 2013, between OCZ Technology Group, Inc. and Hercules Technology Growth Capital, Inc. (20)

10.51	Warrant to Purchase Capital Stock issued to Hercules Technology Growth Capital, Inc. March 11, 2013 (20)

10.52	First Amendment to Loan and Security Agreement, dated as of June 13, 2013, between OCZ Technology Group, Inc. and Hercules Technology Growth Capital, Inc. (20)

10.53	Amendment No. 1 to Warrant to Purchase Capital Stock issued to Hercules Technology Growth Capital, Inc. dated June 13, 2013 (20)

10.54	Warrant to Purchase Capital Stock issued to Hercules Technology Growth Capital, Inc. June 13, 2013 (20)

10.55	Second Amendment to Loan and Security Agreement, dated as of June 13, 2013, between OCZ Technology Group, Inc. and Hercules Technology Growth Capital, Inc. (20)

10.56	Third Amendment to Loan and Security Agreement, dated September 17, 2013, between OCZ Technology Group, Inc. and Hercules Technology Growth Capital, Inc. (29)

10.57	Securities Purchase Agreement, dated as of August 12, 2013, among OCZ Technology Group, Inc. and the investors identified on the signature pages thereto (20)

10.58	Registration Rights Agreement, dated as of August 12, 2013, among OCZ Technology Group, Inc. and the investors identified on the signature pages thereto (20)

10.59	Security Agreement, dated as of August 12, 2013, among OCZ Technology Group, Inc., Sanrad, Inc. and Collateral Agents, LLC (20)

10.60	Subsidiary Guarantee, dated as of August 12, 2013, by Sanrad, Inc. (20)

10.61	Form of 9% Senior Secured Convertible Debentures due August 13, 2014 (20)

10.62	Form of Common Stock Purchase Warrant issued August 13, 2013 (20)

21.1	List of Subsidiaries of the Registrant. (29)

23.1	Consent of Independent Registered Public Accounting Firm – Crowe Horwath LLP. (29)

31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a). (29)

31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a). (29)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002. (29)

101	The following materials from Registrant’s Annual Report on Form 10-K for the year ended February 28, 2013, formatted in Extensible Business Reporting Language (XBRL): Consolidated Balance Sheets at February 28, 2013 and February 29, 2012; (ii) Consolidated Statements of Operations for the Years Ended February 28, 2013, February 29, 2012 and February 28, 2011; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended February 28, 2013, February 29, 2012 and February 28, 2011; (iv) Consolidated Statements of Cash Flows for the Years Ended February 28, 2013, February 29, 2012 and February 28, 2011; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this document.
(1)	Incorporated by reference to the Registrant’s Form 10 filed on September 30, 2009.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on October 28, 2011.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on March 26, 2010.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 4, 2010.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2011.
(9)	Incorporated by reference to the Registrant’s Form 10-K filed on May 20, 2010.
(10)	Incorporated by reference to the Registrant’s Form S-3 filed on December 1, 2011 (File No. 333-178247).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 27, 2010.
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on March 18, 2011.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on March 28, 2011.
(15)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 15, 2011.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2011.
(17)	Incorporated by reference to the Registrant’s Form S-8 filed on October 14, 2011 (File No. 333-177323).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on January 13, 2012.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on May 11, 2010.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on August 16, 2013.
(21)	Incorporated by reference to the Registrant’s Schedule 14A filed on June 28, 2012.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed on August 9, 2012.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on October 9, 2012.
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on October 12, 2012.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 23, 2013.
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on March 26, 2013.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 10, 2012.
(28)	Incorporated by reference to the Registrant’s Form 8-KA filed on September 27, 2013.
(29)	Filed herewith.