Form 10-Q
period 2013-05-31
OCZ TECHNOLOGY GROUP INC
filed 2013-10-07
CIK 1355128

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

OCZ TECHNOLOGY GROUP, INC.

FORM 10-Q

Throughout this Quarterly Report on Form 10-Q, all references to the “Company,” “OCZ,” “we,” “us” and “our” refer to OCZ Technology Group, Inc., a Delaware corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Explanatory Note

The Company’s delay in filing this Quarterly Report on Form 10-Q was due to the previously announced restatement of the Company’s consolidated financial statements for the years ended February 28/29, 2012 and 2011 and prior years. For a summary of the investigation and accounting adjustments in connection with the restatement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Company’s Annual Report on Form 10-K for the year ended February 28, 2013, which was filed concurrently with the filing of this Quarterly Report on Form 10-Q.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	May 31,	February 28,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,036	$12,224
Restricted cash	1,000	62
Accounts receivable, net of allowances of $7,975 and $11,930	14,234	12,228
Inventories, net	29,578	32,753
Prepaid expenses and other current assets	7,339	7,831

Total current assets	57,187	65,098
Property and equipment, net	7,361	7,795
Intangible assets, net	4,467	4,892
Non-current deferred tax assets	553	553
Other long-term assets	562	492

Total assets	$70,130	$78,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$9,492	$—
Accounts payable	21,876	26,730
Derivative liability	1,136	—
Accrued and other liabilities	17,833	22,172

Total current liabilities	50,337	48,902
Common stock warrant liability	2,081	1,160
Non-current deferred tax liabilities	209	209
Other long-term liabilities	2,380	2,254

Total liabilities	55,007	52,525

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 120,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.0025 par value; 120,000,000 shares authorized; 68,207,166 and 68,102,890 shares issued and outstanding as of May 31, 2013 and February 28, 2013, respectively	170	170
Additional paid-in capital	339,507	337,403
Accumulated deficit	(323,895)	(310,663)
Accumulated other comprehensive loss	(659)	(605)

Total stockholders’ equity	15,123	26,305

Total liabilities and stockholders’ equity	$70,130	$78,830

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended May 31,
	2013	2012
Net revenue	$55,322	$76,492
Cost of revenue	47,217	84,897

Gross profit (loss)	8,105	(8,405)

Research and development	8,870	11,805
Sales and marketing	5,164	6,749
General and administrative	5,680	4,423

Total operating expenses	19,714	22,977

Loss from operations	(11,609)	(31,382)
Change in fair value of common stock warrants and derivative liability	(979)	7,017
Interest and financing costs	(550)	(56)
Other income (expense), net	14	(104)

Loss before income taxes	(13,124)	(24,525)
Provision for (benefit from) income taxes	108	(41)

Net loss	$(13,232)	$(24,484)

Net loss per share:
Basic and diluted	$(0.19)	$(0.36)

Shares used in net loss per share computation:
Basic and diluted	68,172	67,504

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended May 31,
	2013	2012
Net loss	$(13,232)	$(24,484)
Change in unrealized loss on foreign currency translation adjustments, net of tax	(54)	(142)

Total comprehensive loss	$(13,286)	$(24,626)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,232)	$(24,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	812	517
Amortization of intangible assets	425	506
Payment-in-kind interest accrual	68	—
Provision for accounts receivable allowances	607	19,523
Stock-based compensation	2,104	1,589
Change in fair value of common stock warrants and derivative liabilities	979	(7,017)
Deferred income taxes	—	(171)
Loss on disposal of property and equipment	—	107
Provision for inventory write-downs	1,326	5,253
Changes in assets and liabilities:
Accounts receivable	(2,613)	(20,876)
Inventories	1,849	(31,445)
Prepaid expenses and other assets	1,266	(1,462)
Accounts payable	(4,855)	(8,384)
Accrued and other liabilities	(4,213)	10,436

Net cash used in operating activities	(15,477)	(55,908)

Cash flows from investing activities:
Property and equipment purchases	(248)	(1,541)
Purchased intangible assets	—	(151)

Net cash used in investing activities	(248)	(1,692)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net	—	8,508
Proceeds from employee stock programs, net	—	42
Restricted cash for letters of credit	(938)	—
Proceeds from loan payable, net	9,529	—

Net cash provided by financing activities	8,591	8,550

Effect of foreign exchange rates on cash and cash equivalents	(54)	(17)

Net decrease in cash and cash equivalents	(7,188)	(49,067)
Cash and cash equivalents at beginning of period	12,224	92,049

Cash and cash equivalents at end of period	$5,036	$42,982

Supplemental disclosures:
Interest paid	$365	$—
Income taxes paid	9	1
Non-cash investing and financing activities:
Initial valuation of Hercules March Warrants	1,000	—
Initial valuation of derivative liability	78	—
Issuance of common stock upon cashless warrant exercises	—	144

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial position of the Company at the date of the balance sheets. All significant intercompany transactions and balances have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at February 28, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 (“2013 Form 10-K”), which was filed with the Securities and Exchange Commission concurrently with this Quarterly Report on Form 10-Q. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for any future period.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through May 31, 2013, and the Company had an accumulated deficit of $323.9 million as of May 31, 2013. Through May 31, 2013, the Company has not generated sufficient cash from operations and has relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. Compliance by the Company with the provisions of its credit agreements, its ability to obtain alternative or additional financing when needed, and its ability to generate profitable operations are important parts of its ability to continue as a going concern.

The Company will be required to secure one or more additional financings to fund its near-term operations. Raising additional capital involves risks and uncertainties, and alternative or additional funding may not be available to the Company on acceptable terms, on a timely basis, or at all. The Company believes that a number of factors will contribute to its financing risks, including its history of operating losses, its accounting restatement and its inability to use simplified securities registration forms due to the delays in filing its most recent annual and quarterly reports with the SEC. To the extent that the Company raises additional capital through the sale of equity, convertible debt securities or other securities linked to the Company’s equity, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

The Company’s credit agreements and other loan documents include material debt service costs, operating ratios that the Company must meet and other financial covenants such as the raising of additional capital and the delivery of past due audited financial statements to the lenders. In order to fund debt service costs and operate profitably, the Company may have to curtail its operations to reduce costs. Doing so may be disruptive to the business and affect the Company’s ability to compete effectively, and attain profitable operations. Further, the Company is currently not in compliance with certain of its lending covenants, including certain minimum operating ratios, and there can be no assurances that the Company will be able to obtain a waiver for non-compliance and comply with these covenants in the future. If the Company does not obtain a waiver and maintain future compliance with the covenants in its credit agreements or if the Company is not able to generate sufficient cash from operations to make the principal and interest payments under the agreements when due, the lenders could declare a default. Any default under the Company’s credit agreements will allow the lenders the option to demand repayment of the indebtedness outstanding and to foreclose on the Company’s assets that have been pledged as collateral under the applicable agreement.

If lenders were to exercise their rights to accelerate the indebtedness outstanding, the Company would be required to secure additional financing, which would have a material adverse effect on the Company’s business, liquidity and financial condition. This and other factors included above raise substantial doubt about the Company’s ability to continue as a going concern. Management plans regarding these going concern uncertainties include various initiatives, including continued

shifts to more profitable, higher-margin enterprise products, the introduction of new products as complete systems solutions, continued reduction of costs and the exploration of potential strategic alternatives for the business or segments of the business. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

In the preparation of these condensed consolidated financial statements in conformity with U.S. GAAP, management was required to make estimates and assumptions and to exercise judgment that affect the reported amounts of assets, liabilities, revenue and expenses and related note disclosures. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to its audited Notes to Consolidated Financial Statements included in its 2013 Form 10-K.

2.	New Accounting Pronouncements

Comprehensive Income

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The revised guidance did not have a material effect on the Company’s financial position, results of operations or liquidity upon our adoption on March 1, 2013.

Income Taxes

In July 2013, the Financial Accounting Standards Board issued guidance amending “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not expect the adoption of these amendments to have a significant effect on the Company’s consolidated financial position or results of operations.

3.	Fair Value of Financial Instruments

The following table summarizes, for assets or liabilities measured at fair value at the reporting date, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
May 31, 2013
Cash deposits with third-party financial institutions	$6,036	$—	$—

Total assets measured and recorded at fair value	$6,036	$—	$—

Derivative liability	$—	$—	$1,136
Common stock warrant liability	—	—	2,081

Total liabilities measured and recorded at fair value	$—	$—	$3,217

February 28, 2013
Cash deposits with third-party financial institutions	$11,127	$—	$—
Money market funds	1,159	—	—

Total assets measured and recorded at fair value	$12,286	$—	$—

Common stock warrant liability	$—	$—	$1,160

Total liabilities measured and recorded at fair value	$—	$—	$1,160

During the three months ended May 31, 2013, there were no transfers between Level 1 and Level 2 fair value instruments. Common stock warrant liability is revalued to current fair value at each reporting period. Fair values of the derivative and common stock warrant liabilities are classified as Level 3 due to the models reliance upon significant unobservable inputs. The following table includes the activity in the derivative and common stock warrant liabilities for the three months ended May 31, 2013 and 2012, respectively (in thousands):

	Three months ended May 31,
	2013	2012
Derivative liability
Balance at beginning of period	$—	$—
Issuance of derivative	78	—
Change in fair value of derivative liability	1,058	—

Balance at end of period	$1,136	$—

Common Stock Warrant liability
Balance at beginning of period	$1,160	$11,087
Issuance of common stock warrants	1,000	—
Change in fair value of common stock warrant liability	(79)	(7,017)

Balance at end of period	$2,081	$4,070

4.	Balance Sheet Details

Inventories

Ending net inventories by major category includes (in thousands):

	May 31,	February 28,
	2013	2013
Raw materials	$12,709	$8,846
Work in progress	4,272	2,756
Finished goods	12,597	21,151

Total net inventories	$29,578	$32,753

Finished goods inventories at May 31, 2013 and February 28, 2013 includes $1.8 million and $2.7 million, respectively, of estimated inventories expected to be returned to the Company as part of its allowance for sales returns.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	May 31,	February 28,
	2013	2013
Warranty	$9,364	$11,773
Professional fees	1,432	2,769
Wages and other compensation	3,033	2,658
Customer deposits	965	2,430
Other liabilities	3,039	2,542

Accrued and other liabilities	$17,833	$22,172

5.	Intangible Assets

The following is a summary of the carrying amount of intangible assets at May 31, 2013 and February 28, 2013 (in thousands):

	May 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
Identifiable finite lived intangibles:
Existing and core technology	$4,687	$(884)	$3,803	4.1 years
Customer relationships/contracts	75	(32)	43	2.8 years
Trademarks and trade names	505	(378)	127	2.0 years
Licensed technology	1,613	(1,145)	468	0.7 years

Subtotal of finite-lived intangibles	6,880	(2,439)	4,441	3.6 years

In-process technology, with indefinite lives	26	—	26	indefinite

Identifiable intangibles	$6,906	$(2,439)	$4,467

	February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Weighted- Average Remaining Useful Life
Identifiable finite lived intangibles:
Existing and core technology	$5,606	$(792)	$(781)	$4,033	4.4 years
Customer relationships/contracts	75	(29)	—	46	3.1 years
Trademarks and trade names	505	(362)	—	143	2.3 years
Licensed technology	3,656	(1,601)	(1,411)	644	0.9 years

Subtotal of finite-lived intangibles	9,842	(2,784)	(2,192)	4,866	3.9 years

In-process technology, with indefinite lives	26	—	—	26	indefinite

Identifiable intangibles	$9,868	$(2,784)	$(2,192)	$4,892

For the three months ended May 31, 2013 and 2012, the Company recorded $0.4 million and $0.5 million of amortization expense, respectively, for identified intangibles, $0.2 million and $0.1 million of which was included in cost of revenue, respectively.

The estimated future amortization expense of purchased and acquired intangible assets with finite lives as of May 31, 2013 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Future amortization expense:
2014 (remaining 9 months)	$689	$411	$1,100
2015	918	118	1,036
2016	918	44	962
2017	918	14	932
2018	360	51	411

Total	$3,803	$638	$4,441

6.	Credit Facilities

Wells Fargo Capital Finance Senior Secured Credit Facility

On May 10, 2012 the Company signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility (“WFCF Facility”). Borrowings under the WFCF Facility were limited to a borrowing base based on the Company’s receivables. The WFCF Facility had a 5-year term and provided for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions were met. The WFCF facility contained minimum liquidity levels and certain financial covenants if these levels were not met. At February 28, 2013, no borrowings were outstanding, and in March 2013, the Company terminated the WFCF Facility.

Hercules Technology Growth Capital Loan and Security Agreement

On March 11, 2013, the Company entered into a $30 million loan and security agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). This Loan Agreement provides for the following:

•	Term Loan ($15 million) – The first $10 million of the term loan was drawn at closing with interest only payments due over the first six months and principal repayments due in thirty monthly installments beginning in November 2013. The remaining $5 million of the term loan is contingent upon the Company being current in its SEC filings and achieving certain revenue levels for two consecutive quarters. During the first year, the Term Loan bears interest at an annual interest rate equal to the greater of 12.50% or prime plus 8.75%. After the first year, the Term Loan bears interest at an annual rate equal to the greater of 10% or prime plus 6.25%. In addition to cash interest, the Term Loan accrues payment in kind (“PIK”) interest at a PIK interest rate of 3.0% per year. The Loan Agreement provided for interest-only payments on the Term Loan for six months and repayment of the aggregate outstanding principal balance of the Term Loan in monthly installments starting on November 1, 2013 and continuing through April 1, 2016.

•	Revolving Loan Facility ($15 million) — Under the revolving loan facility, the Company may draw down up to $10 million initially, and an additional $5 million may be available upon achieving certain financial covenants. Borrowings under the revolving loan facility bear interest at an annual rate equal to the greater of 9% or prime plus 5.25%, are limited by a borrowing base of eligible accounts receivable (less certain reserves) multiplied by an advance rate, and are due on April 1, 2016. The Company is also obligated to comply with certain financial covenants and pay an unused line fee on the Loan Facility of 0.50% per annum times the unused portion of the Loan Facility. Unless the Loan Facility has been terminated prior to either such date, on each of the first and second anniversaries of the closing date of the Loan Agreement, the Company is obligated to pay a fee of 1.0% times the Loan Facility. Initial borrowings are due on April 1, 2016.

If all loans under the Loan Agreement are repaid and the Loan Facility was terminated prior to the scheduled maturity of the Loan Agreement, the Company would be obligated to pay a prepayment charge to Hercules equal to: i) 2.00% of the amount of the Term Loan and the Loan Facility if prepaid and terminated in any of the first 12 months following the closing date, ii) 1.50% of the amount of the Term Loan and the Loan Facility after 12 months following the closing date but prior to 24 months following the Closing Date, and iii) 1.00% of the amount of the Term Loan and the Loan Facility thereafter. Additionally, the Loan Facility carries a loan termination fee of $0.4 million.

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

Pursuant to the Loan Agreement, the Company issued Hercules warrants to purchase 688,072 shares of its common stock at $2.18 per share. See Note 8.

Violation of financial covenants

The Loan Agreement contains defined financial covenants, including the requirements to maintain certain minimum financial ratios and to raise a minimum of $20 million in new equity and/or subordinated debt financing no later than January 31, 2014, of which $10 million in new equity or subordinated debt financing was to be raised no later than May 31, 2013. The Company did not meet certain of the minimum financial ratios and it did not raise $10 million in new equity or subordinated debt by May 31, 2013 and it is therefore in violation of the Loan Agreement. Accordingly, the Company has classified all related debt and interest payable associated with the Term Loan as a current liability on its accompanying Condensed Consolidated Balance Sheet as of May 31, 2013.

During June 2013 through September 2013, the Company entered into three amendments to the Hercules Loan Agreement. See Note 14.

7.	Derivative Liability

The Hercules Loan Agreement also includes a derivative for a put option feature whereby the Lender may require repayment of the loan principal and accrued and unpaid interest upon specified events of default including failure to meet revenue milestones, failure to raise financing, occurrence of change in control and certain events related to creditworthiness. The estimated fair value of the derivative was bifurcated from the host contract and recorded as a derivative liability. The estimated fair value of the derivative upon issuance of the Hercules Loan Agreement of $0.1 million was recorded as a debt discount to the $10 million term loan with a corresponding liability reflected on the Condensed Consolidated Balance Sheet. With the assistance of an independent valuation specialist the fair value of the derivative on the date of issue was determined with assumptions including: five year contractual term, 95% expected volatility, 1.3% risk free rate and no expected dividend. At May 31, 2013, the Company remeasured the fair value of the derivative liability and estimated its fair value as $1.1 million. The fair value of the derivative liability is classified as Level 3 due to the models reliance upon significant unobservable inputs.

The derivative liability requires remeasurement to fair value upon each reporting date and accordingly, the Company has included a charge for $1.1 million in Change in Fair Value of the Common Stock Warrant and Derivatives Liability in the Condensed Consolidated Statements of Operations for the three months ended May 31, 2013.

8.	Common Stock Warrant Liability

Pursuant to the Hercules Loan Agreement, the Company issued Hercules warrants (the “March Warrants”) to purchase 688,072 shares of its common stock at $2.18 per share. The March Warrants contain certain embedded conversion features and provisions which are subject to anti-dilution adjustments requiring the fair value of the common stock warrants to be reflected on the balance sheet as a liability. The estimated fair value upon issuance of the March Warrants of $1.0 million, of which $0.4 million was allocated to the Term Loan and recorded as a debt discount to the $10 million Term Loan and $0.6 million was allocated to the Loan Facility and recorded as debt issuance costs. A corresponding liability for the common stock warrants was reflected on the Condensed Consolidated Balance Sheet. At each reporting period, the common stock warrant liability is revalued to its estimated current fair value with changes to the estimated fair value recognized in the Condensed Consolidated Statement of Operations. With the assistance of an independent valuation specialist the fair value of the March Warrants on the date of issue was determined using the Monte Carlo simulation model, with the following assumptions: five year contractual term, 95% expected volatility, 0.9% risk free rate and no expected dividend. These warrants will expire on March 11, 2018 and may be exercised at any time at the option of the holders and may be exercised on a cashless basis.

In March 2010, the Company issued warrants to purchase up to 2,575,833 shares of its common stock (the “PIPE 1 Warrants”). Each of these warrants contains certain embedded conversion features and provisions which are subject to anti-dilution adjustments requiring the fair value of the warrants to be reflected on the balance sheet as a liability. The common stock warrant liability related to each PIPE 1 Warrant was measured at fair value upon issuance, and requires remeasurement to fair value upon each reporting date while the common stock warrants are outstanding. As a result of the Company’s issuance of the Hercules March Warrants, the exercise price was adjusted to $4.85 per share. These warrants will expire on March 23, 2015 and may be exercised at any time at the option of the holders and may be exercised on a cashless basis. As of May 31, 2013, there are 1,979,168 remaining PIPE 1 Warrants outstanding.

The Company recognized income for the change in fair value of the common stock warrants in the Condensed Consolidated Statements of Operations for the three months ended May 31, 2013 and 2012 of $0.1 million and $7.0 million, respectively.

The fair values of the common stock warrant liability for the period ended May 31, 2013 and fiscal year ended February 28, 2013 were calculated using the following assumptions:

	Pipe 1 Warrants		Hercules Warrants

	May 31, 2013	February 28, 2013	May 31, 2013
Share price	$1.46	$1.73	$1.46
Expected life (in years)	1.8	2.1	4.8
Risk-free interest rate	0.3%	0.3%	1.0%
Volatility	110%	105%	95%
Dividend yield	0.0%	0.0%	0.0%

Subsequent to May 31, 2013, the Company issued additional warrants to Hercules. See Note 14.

9.	Income Taxes

The income tax provision for interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of not benefiting U.S. tax attributes due to the Company having a full valuation allowance and the impact of foreign taxes.

The tax provision for the three months ended May 31, 2013 increased over the prior year was primarily due to the prior year acquisition related release of valuation allowance and reduction of an indefinite-lived in-process research and development deferred tax liability.

During the three months ended May 31, 2013, the unrecognized tax benefits less accrued interest and penalties increased from $4.6 million to $4.7 million. Of the total $4.7 million of unrecognized tax benefits, $1.0 million represents the amount that if recognized, would unfavorably affect the Company’s effective income tax rate in a future period. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. On May 31, 2013 the Company had accrued $18,000 for estimated interest and zero for estimated penalties related to uncertain tax positions. For the three months ended May 31, 2013, the Company recorded estimated interest of $6,000 and estimated penalties of zero.

The Company has maintained a valuation allowance fully offsetting its gross deferred tax assets. The valuation allowance is reviewed quarterly for both positive and negative evidence regarding the realizability of these deferred tax assets and the Company will retain the valuation allowance until which time management determines there is sufficient positive evidence such that it is more likely than not that its deferred tax assets will be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates and tax planning strategies. Any release of the valuation allowance will be recorded as a tax benefit increasing net income and will not affect the amount of cash paid for income taxes.

10.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three months ended May 31, 2013 and 2012, because potential common shares, such as common shares issuable under the exercise of stock options or warrants, are only considered when their effect would be dilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

	Three Months Ended May 31,
	2013	2012
Net loss (numerator)	$(13,232)	$(24,484)
Shares calculation (denominator)
Weighted average shares outstanding – basic	68,172	67,504
Effect of dilutive securities:
Potential common stock relating to stock options, restricted stock units and warrants	—	—

Weighted average shares outstanding – diluted	68,172	67,504

Net loss per share – basic and diluted	$(0.19)	$(0.36)

The following table shows the potentially dilutive shares, consisting of options, restricted stock units and warrants, for the periods presented that were excluded from the net loss per share computations because their effect was anti-dilutive:

	Three Months Ended May 31,
	2013	2012
Potentially dilutive equity awards outstanding:
Stock options and restricted stock units	8,843,339	7,844,906
Warrants	4,145,594	3,477,521

Total	12,998,933	11,322,427

11.	Stockholders’ Equity

Common Stock

During the three months ended May 31, 2013, the Company issued 104,276 shares of common stock in connection to the grant of immediately vested restricted stock units. There were no exercises of stock options or warrants during the period.

Warrants

The following table summarizes warrant activity for the three months ended May 31, 2013:

	Number of Shares	Exercise Price Range	Total Exercise Price	Weighted Average Exercise Price
Balances at February 28, 2013	3,457,521	$3.00 - $5.25	$17,386,514	$5.03
Warrants granted	688,073	$2.18	1,500,000	2.18
Revision to Pipe 1 exercise price	—	—	(39,584)	—

Balances at May 31, 2013	4,145,594	$2.18 - $5.25	$18,846,930	4.55

As a result of the Company’s issuance of warrants to Hercules in connection with the term loan obtained on March 11, 2013, a price adjustment calculation was applied to the outstanding PIPE 1 Warrants resulting in a revised exercise price from $4.87 to $4.85 per share, reducing the warrant proceeds by $39,584. As of May 31, 2013, there were 1,979,168 PIPE 1 Warrants and 688,073 March Warrants outstanding.

Stock Incentive Plans

The Company currently grants stock option awards under the 2012 Equity Compensation Plan (“2012 Plan”). The following table summarizes stock option and restricted stock unit activity for the three months ended May 31, 2013:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Option	Restricted Stock Units Outstanding	Weighted Average Grant- Date Fair Value
Balance at February 28, 2013	3,365,888	8,259,209	$5.19	803,591	$3.65
Granted	(458,026)	267,500	1.76	190,526	1.73
Options exercised and RSU’s vested	—	—	—	(104,276)	1.88
Forfeited or cancelled	96,474	(552,211)	6.29	(21,000)	1.78

Balance at May 31, 2013	3,004,336	7,974,498	5.00	868,841	3.59

Vested and expected-to-vest at May 31, 2013		6,714,893	$5.08	625,566	$3.59
Vested and exercisable at May 31, 2013		3,475,909	5.55

The weighted-average remaining contractual life of all vested and expected-to-vest stock options at May 31, 2013 was 8.1 years. The weighted-average remaining contractual life for all exercisable stock options at May 31, 2013 was 7.4 years. The weighted-average remaining contractual life of all expected-to-vest RSUs at May 31, 2013 was 1.7 years.

The aggregate intrinsic value of options vested and exercisable at May 31, 2013 was $0.1 million. The aggregate intrinsic value of stock options vested and expected to vest was $0.1 million at May 31, 2013. The aggregate intrinsic value of RSUs expected to vest was $0.9 million at May 31, 2013. For stock options, aggregate intrinsic value represents the differences between the exercise price of dilutive stock options and the closing price of the Company’s stock on May 31, 2013, which was $1.46. For RSUs, aggregate intrinsic value represents RSUs valued at the closing price of the Company’s stock on May 31, 2013.

The following table provides supplemental information pertaining to stock option and RSU exercise activity for fiscal quarters ended May 31, 2013 and 2012 (in thousands, except fair values):

	Three Months Ended May 31,
	2013	2012
Stock options:
Weighted-average fair value of options granted	$1.76	$4.27
Intrinsic value of options exercised	—	134
Cash received from options exercised	—	42

Restricted stock units:
Intrinsic value of restricted stock units vested	$184	$—

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the closing stock price of the Company’s stock on the date of exercise. The intrinsic value of vested RSUs vested is calculated based on the Company’s stock price on the date of vesting.

The weighted-average fair value of options granted and RSU’s issued for the three months ended May 31, 2013 was $1.76 and $1.73, respectively.

Stock-Based Compensation

The following table summarizes stock-based compensation costs in our Condensed Consolidated Statements of Operations for the three months ended May 31, 2013 and 2012 (in thousands):

	Three Months Ended May 31,
	2013	2012
Stock-based compensation by category of expense:
Cost of revenue	$245	$109
Research and development	942	685
Sales and marketing	452	409
General and administration	465	386

Total stock-based compensation	$2,104	$1,589

Stock-based compensation by instrument:
Stock options	$733	$1,589
Restricted stock units	1,369	—

Total stock-based compensation	$2,104	$1,589

The Company did not capitalize any stock-based compensation as inventory in the three months ended May 31, 2013 and 2012, as such amounts were immaterial.

As of May 31, 2013 and 2012, total unamortized stock-based compensation related to non-vested stock options and RSUs was $11.7 million and $1.0 million, respectively, which will be recognized over weighted-average periods of 2.9 years and 1.7 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	Three Months Ended May 31,
	2013	2012
Expected life (in years)	4.44	4.65
Expected volatility	89%	75%
Risk-free interest rate	0.5%	0.8%
Dividend yield	0.0%	0.0%

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

Lease Commitments

The Company leases office and warehouse facilities under lease terms expiring at various dates through 2018. Certain leases contain provisions which allow for early termination of the obligation prior to the end of the lease term. Rent expense was $0.5 million and $0.6 million for the three months ended May 31, 2013 and 2012, respectively. As of May 31, 2013, the future minimum payments due under these non-cancellable lease agreements are as follows (in thousands):

Years ending February 28/29:
2014 (remaining 9 months)	$1,537
2015	2,088
2016	1,715
2017	1,387
2018	920
Thereafter	390

Total	$8,037

Non-Cancelable Purchase Commitments

From time to time, the Company enters into various inventory and engineering services related purchase commitments with its suppliers. The Company had $16.0 million in non-cancelable purchase commitments for goods and engineering services with certain suppliers as of May 31, 2013 and are expected to settle within the next 12 months. Two key suppliers combined represented 46% of these goods and engineering services commitments.

Warranty

The Company accrues for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and warranty claims. Activity for the Company’s warranty accrual for the three months ended May 31, 2013 and 2012, which is included in accrued liabilities, is summarized below (in thousands):

	Three Months Ended May 31,
	2013	2012
Balance at beginning of period	$11,773	$10,074
Accrual for current period warranties	1,133	3,173
Warranty settlements	(3,542)	(1,915)

Balance at end of period	$9,364	$11,332

Standby Letters of Credit

As of May 31, 2013, the Company’s financial guarantees consisted of one standby letter of credit outstanding, in the amount of $1.0 million, and was to secure a credit line for inventory purchases. The Company has made cash deposits to secure these letters of credit.

Indemnifications

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2013. In addition, the Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers.

Litigation

Shareholder Litigation

On October 11, 2012, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. C 12-05265-RS) against us, our former Chief Executive Officer, and our former Chief Financial Officer. Between October 12, 2012 and November 6, 2012, a number of similar putative class action lawsuits were filed in the United States District Court for the Northern District of California against the same defendants. The shareholder class action lawsuits have been consolidated as In re OCZ Technology Group, Inc. Securities Litigation, Case No. C 12-05265-RS, and a consolidated amended complaint was filed on March 5, 2013. The amended class action complaint asserts claims for alleged violations of the federal securities laws on behalf of a putative class of persons who purchased or otherwise acquired OCZ common stock and/or call options between July 6, 2011 and January 22, 2013. The amended complaint generally alleges that OCZ and the individual defendants made false and misleading statements regarding OCZ’s business and financial results and seeks unspecified money damages and other relief. Between October 29, 2012 and December 14, 2012, three purported shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. OCZ is named as a nominal defendant. The federal derivative lawsuits have been consolidated as In re OCZ Technology Group, Inc. Shareholder Derivative Litigation, Master File No. C-12-05556-RS (the “Federal Derivative Action”), and a consolidated shareholder derivative complaint was filed on February 13, 2013. The consolidated derivative complaint asserts claims for alleged breaches of fiduciary duties, waste of corporate assets, and unjust enrichment and generally alleges that the defendants misrepresented and/or failed to disclose material information regarding our business and financial results and failed to maintain adequate internal and financial controls. The consolidated derivative complaint seeks unspecified monetary damages, equitable and/or injunctive relief, restitution, disgorgement, attorneys’ fees and costs, and other relief. In May 2013, the parties reached a settlement in principle of the Federal Derivative Action. The settlement is subject to court approval. The proposed settlement includes, among other things, our implementation of certain policies and procedures and the payment of attorneys’ fees to plaintiffs’ counsel, which will be funded by OCZ’s D&O liability insurance. There can be no assurance that the settlement will be approved by the Court. On October 2, 2013, the Company announced that it had reached a settlement in principle in the federal shareholder class action litigation filed in connection with the Company’s previously announced financial restatement. See Note 13.

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

Failure to Satisfy a Continued Listing Rule

On April 11, 2013, the Company received a letter from Nasdaq stating that unless the Company requested a hearing before the Nasdaq Hearing Panel that the Company’s common stock would be subject to delisting from Nasdaq for noncompliance with the Rule with respect to its failure to file on a timely basis its Forms 10-Q for the period ended August 31, 2012 and November 30, 2012. The Company announced on April 8, 2013 that it would not be able to file its second and third quarter Forms 10-Q prior to the April 8, 2013 extended filing deadline previously established by Nasdaq, resulting in continued noncompliance with the Rule for those filings. On May 28, 2013 the Company received a determination from the NASDAQ Listing Qualifications Panel (the “Panel”) indicating that the Panel had granted the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that the Company is current in the filing of its periodic reports with the Securities and Exchange Commission by September 16, 2013. See Note 14.

13.	Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and evaluated by the chief operating decision maker in deciding how to allocate resources and assessing performance. OCZ reviews financial data and operates its business in one reportable business segment comprised of two revenue product groups including SSD storage and Power supplies, memory, and other. The DRAM memory products were discontinued as of February 28, 2011.

The following table sets forth the net revenues for each of the Company’s product groups for the three months ended May 31, 2013 and 2012 (in thousands):

	Three Months Ended May 31,
	2013	2012
Product group net revenue:
SSD	$49,767	$71,602
Power supplies, memory, other	5,555	4,890

Total	$55,322	$76,492

The following table sets forth the net revenues by major geographic area (based on shipping destination) and major customers for the three months ended May 31, 2013 and 2012 (in thousands):

	Three Months Ended May 31,
	2013	2012
Net revenue by major geographic area:
United States	$35,215	$26,918
Germany	2,920	11,497
Other Europe/Middle East/Africa	9,370	21,520
Rest of World	7,817	16,557

	$55,322	$76,492

Major customers

During the three months ended May 31, 2013, one customer accounted for 41% of net revenue. We do not expect sales to this customer to continue at such a significant level in future periods. During the three months ended May 31, 2012, there were no customers that represented more than 10% of net revenue.

As of May 31, 2013, one customer accounted for 55% of net trade receivables. As of May 31, 2012, two customers accounted for 39% and 12% of net trade receivables.

Property and equipment

The following table sets forth our property and equipment, net by geographic region as of May 31, 2013 and February 28, 2013 (in thousands):

	As of May 31, 2013	As of February 28, 2013
Property and equipment, net:
Taiwan	$4,756	$4,967
United States	1,326	1,424
United Kingdom	881	984
Rest of world	398	420

Total	$7,361	$7,795

14.	Subsequent Events

Update of Failure to Satisfy a Continued Listing Rule

On September 12, 2013, the NASDAQ Listing Qualifications panel granted the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that the Company becomes current in the filings of its periodic reports with the Securities and Exchange Commission by October 7, 2013.

Shareholder litigation

On October 2, 2013, the Company announced that it had reached a settlement in principle in the federal shareholder class action litigation filed in connection with the Company’s previously announced financial restatement. The settlement is subject to negotiation of final documentation and court approval. Subject to Court approval, the settlement of $7.5 million will be funded by the Company’s Directors and Officers liability insurance. The settlement may include an additional payment of the lesser of $6.0 million or 4% of the net proceeds in the event that the company or any portion of it is sold within six months of the executed settlement agreement. This settlement would resolve the consolidated shareholder class actions pending in connection with the restatement.

Hercules Technology Growth Capital, Inc. Loan and Security Agreement

In June 2013, the Company entered into an amendment (the “First Amendment”) to the Hercules Loan Agreement that redefined certain calculations with respect to the financial tests and extended the requirement to consummate such financing to June 21, 2013. The Company agreed to certain other terms and conditions, including an amendment to the March Warrants and the issuance of additional warrants to purchase that number of shares of the Company’s common stock equal to the quotient obtained by dividing $365,000 (the “Aggregate Amount”) by an exercise price which was initially set at $1.46 per share (the “June Warrants”), resulting in 250,000 shares of common stock issuable upon full exercise of the June Warrants; provided, that if the Company did not consummate a financing of new equity, together with any subordinated debt, of at least $10 million on or before June 18, 2013, the Aggregate Amount shall be increased by $73,000 each calendar day until the closing of such financing, each as defined and described below, and the payment of an amendment fee of $200,000. In addition, the Company reset the exercise price of the March Warrants to purchase 688,072 shares of common stock from $2.18 to $1.46 per share, resulting in 1,027,397 shares of common stock issuable upon full exercise of the March Warrant. Also under the terms of the First Amendment, the Company shall pay a facility modification charge of $200,000.

In August 2013, the Company entered into a second amendment to the Hercules Loan Agreement (the “Second Amendment”). Under the Second Amendment:

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

CAUTIONARY STATEMENT

The following is a discussion of the financial condition and results of operations for our three months ended May 31, 2013 compared to the three months ended May 31, 2012. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc., on a consolidated basis. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February. Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies, and prospects and estimates of industry growth for the fiscal quarter ending May 31, 2013 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts, and assumptions involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties, and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture, and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) concurrently with this Quarterly Report on Form 10-Q as it contains information concerning risk, uncertainties, and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

Overview

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”), was formed in 2002. OCZ is a leader in the design, manufacturing, and distribution of high performance and reliable Solid-State Drives (“SSDs”) and premium computer components. We have built on our expertise in high-speed memory to become a leader in the enterprise and client SSD markets, a technology that competes with traditional rotating magnetic hard disk drives (“HDDs”). SSDs are faster, more reliable, generate less heat and use less power than traditional rotational based HDDs used in personal computers and servers today. OCZ designs and manufactures SSDs in a variety of form factors and interfaces including SATA, SAS, PCIe, as well as offers flash caching and virtualization software to provide a total solution for enterprise clients. In addition to SSD technology, we also offer high-performance power management products. We design, develop and distribute components including AC/DC switching power supplies that are designed for high performance computing systems, workstations and servers. We offer our customers flexibility and customization by providing a broad variety of solutions which are interoperable and are designed to enable computers to run faster and more reliably, efficiently, and cost effectively.

For the three months ended May 31, 2013, one customer accounted for approximately 41% of our net revenue. We do not expect sales to this customer to continue at such a significant level in future periods. For the three months ended May 31, 2012, no customer represented more than 10% of our net revenue.

Results of Operations

The following table sets forth our condensed Consolidated Statements of Operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended
	May 31,
	2013	2012
Net revenue	100.0%	100.0%
Cost of revenue	85.3	111.0

Gross profit (loss)	14.7	(11.0)

Research and development	16.0	15.4
Sales and marketing	9.3	8.8
General and administrative	10.3	5.8

Total operating expenses	35.6	30.0

Loss from operations	(21.0)	(41.0)
Change in fair value of common stock warrants and derivative liability	(1.8)	9.2
Interest and financing costs	(1.0)	(0.1)
Other income (expense), net	—	(0.2)
Loss before income taxes	(23.7)	(32.1)
Provision for (benefit from) income taxes	0.2	(0.1)

Net loss	(23.9)%	(32.0)%

Net Revenue

Consolidated net revenue by product category and by geography for the three months ended May 31, 2013, compared to the corresponding prior year period, is presented in the tables below (dollars in thousands).

	Three Months Ended
	May 31,
	2013	2012	Increase (Decrease)
Product group net revenue:
SSD	$49,767	$71,602	$(21,835)	(30)%
Power supplies and other	5,555	4,890	665	14%

Net revenue	$55,322	$76,492	$(21,170)	(28)%

Geographic revenue:
United States	$35,215	$26,918	$8,297	31%
Rest of world	20,107	49,574	(29,467)	(59)%

Net revenue	$55,322	$76,492	$(21,170)	(26)%

The decrease in SSD net revenue in the three months ended May 31, 2013, compared to the corresponding prior year period, was primarily due to various steps taken to streamline our product offerings and the discontinuation of our low-margin client SSDs in order to focus on higher-performance SSDs for the enterprise and OEM markets. While client product unit shipments declined by approximately 82%, shipments of our enterprise products increased 23% in the three months ended May 31, 2013 compared to the same period of the prior year. Also contributing to the overall SSD revenue decline were supply shortages of NAND, a major component of our SSDs, due in part to restricted vendor credit as a result of the restatement process.

The increase in United States net revenue in the three months ended May 31, 2013, compared to the corresponding prior year period, was primarily due to growth in shipments of our enterprise products, which are generally made to United States customers. The decline in Rest of World net revenue in the three months ended May 31, 2013, compared to the corresponding prior year period, was due to the shift in focus away from lower-end client products discussed above.

Gross Profit (Loss)

Gross profit (loss) and gross margin in the three months ended May 31, 2013, compared to the corresponding prior year period, is presented in the table below (dollars in thousands).

	Three Months Ended
	May 31,
	2013	2012	Increase (Decrease)
Gross profit (loss)	$8,105	$(8,405)	$16,510	196%
Gross margin	14.7%	(11.0)%

The increases in gross profit and gross margin in the three months ended May 31, 2013, as compared to the corresponding prior year period were primarily due to the transition from lower-margin client to higher-margin enterprise products, a significant reduction in product returns, reduced pricing incentives and lower provisions for excess inventories. Negatively impacting gross profit (loss) in the quarter ended May 31, 2012 were increases in marketing and other pricing allowances and provisions for excess and obsolete inventories. The provision for excess and obsolete inventories declined $4.0 in the three month period ended May 31, 2013, as compared to the same period of the prior year. Gross profit margins will decline in the second quarter of fiscal 2014 and likely in subsequent periods as availability of NAND Flash has impacted unit shipments and we expect a less favorable mix of higher margin enterprise products to total shipments in subsequent quarters.

Operating Expenses

	Three Months Ended
	May 31,
	2013	2012	Increase (Decrease)
(dollars in thousands)
Research and development	$8,870	$11,805	$(2,935)	(25)%
Sales and marketing	5,164	6,749	(1,585)	(23)%
General and administrative	5,680	4,423	1,257	28%

Total operating expenses	$19,714	$22,977	$(3,263)	(14)%

Research and development – The decrease in research and development expense of $2.9 million in the three months ended May 31, 2013, compared to the corresponding prior year period, was primarily due to certain research and development prototype charges in the first quarter of fiscal 2013 that did not recur in the first quarter of fiscal 2014 of $2.4 million, and lower compensation costs due to headcount reductions of 124 personnel and their compensation of $1.4 million, which were mostly part of a restructuring plan in the third quarter of fiscal 2013. Our research and development expenses fluctuate as projects transition from development to manufacturing. Depending on the stage of completion and level of effort related to each project undertaken, we may reflect variations in our research and development spending. The prototype charges in the first quarter of fiscal 2013 related to a shift in product introduction plans, and included the write-off of prototype materials, EDA tools, R&D test supplies, NRE and IP, and engineering license amortization expense. The headcount reductions were made as a part of our effort to make the Company more efficient and profitable.

Sales and marketing – The decrease in sales and marketing expense of $1.6 million in the three months ended May 31, 2013, compared to the corresponding prior year period, was primarily due to a decrease in marketing, advertising and trade show costs of $0.5 million, a reduction in commissions of $0.4 million and a reduction of shipping costs of $0.6 million. The reductions in commissions and product shipping costs were due to the decrease in sales and related shipments. Marketing and advertising expenses during the first quarter of fiscal 2013 were higher due to a strategy implemented during the fourth quarter of fiscal 2012 to increase market awareness and the availability of our numerous new product introductions. Advertising costs include external and customer based programs which consist of web based advertising and promotional programs, trade show exhibitions and advertising in periodicals. These programs were scaled back during fiscal 2013 resulting in reductions in expense during the first quarter of fiscal 2014 compared to the corresponding prior year period.

General and administrative – The increase in general and administrative expense was primarily due to legal and accounting costs associated with the Company’s financial restatement of $1.4 million.

Other Income (Expense)

	Three Months Ended May 31,
	2013	2012	Increase (Decrease)
(dollars in thousands)
Change in fair value of common stock warrants and derivative liability	$(979)	$7,017	$(7,996)	(114)%
Other income (expense), net	14	(104)	118	113%
Interest and financing costs	(550)	(56)	(494)	(882)%

Change in fair value of common stock warrants and derivative– The change in fair value of the common stock warrant liability for the three months ended May 31, 2013 of $0.1 million of income as compared to the $7.0 million of income for the corresponding prior year period, was primarily due to a larger decline in the trading price of the Company’s common stock during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2014.

Also included in this balance is the change in fair value of the derivative liability of $1.1 million of expense for the three months ended May 31, 2013. The fair value of the derivative liability is driven by the likelihood of violation of the financial covenants under the Hercules Loan Agreement. As the likelihood of a covenant violation increases, the fair value of the derivative liability will also increase. As of May 31, 2013, we did not meet certain financial tests and did not raise $10 million in new equity or subordinated debt by May 31, 2013 as required by the terms of the Hercules Loan Agreement and were therefore in violation.

Other income (expense), net – The increase in other income (expense), net, was primarily due to a net decrease in foreign currency transaction losses.

Interest and financing costs – The increase in interest and financing costs was primarily due to higher bank loan interest and fees directly related to the Hercules term loan financing arrangement entered into during the first quarter of fiscal 2014.

Provision for (benefit from) income taxes

The change associated with the provision for (benefit from) income taxes in the three months ended May 31, 2013, compared to the corresponding prior year period, was due to the timing of the release of certain deferred tax liabilities and tax provided for profits of certain of our foreign operating companies.

Liquidity and Capital Resources

Our quarterly condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred recurring operating losses and negative cash flows from operating activities since inception through May 31, 2013. In addition, we have an accumulated deficit of more than $323.9 million as of May 31, 2013. Through May 31, 2013, we have not generated sufficient cash from operations and have relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. Our compliance with the provisions of our credit agreements, our ability to obtain alternative or additional financing when needed, and our ability to generate profitable operations are important parts of our ability to continue as a going concern.

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

Our credit agreements and other loan documents include material debt service costs, operating ratios that we must meet and other financial covenants such as the raising of additional capital and the delivery of past due audited financial statements to the lenders. In order to fund debt service costs and operate profitably, we may have to curtail its operations to reduce costs. Doing so may be disruptive to the business and affect our ability to compete effectively and operate efficiently. Further, we are currently not in compliance with certain of our operating ratios and covenants, and there can be no assurances that we will be able to obtain a waiver for non-compliance and comply with these covenants in the future. If we do not obtain a waiver and maintain future compliance with the covenants in our credit agreements if we are not able to generate sufficient cash from operations to make the principal and interest payments under the agreements when due, the lenders could declare a default. Any default under our credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements and to foreclose on our assets that have been pledged as collateral under the applicable agreement.

If lenders were to exercise their rights to accelerate the indebtedness outstanding, we would be required to secure additional sources of funding, which may have a material adverse effect on our business, liquidity and financial condition. This and other factors included above raise substantial doubt about the Company’s ability to continue as a going concern. Management plans regarding these going concern uncertainties include various initiatives, including continued shifts to more profitable, higher-margin enterprise products, the introduction of competitive new products, continued containment of costs and the exploration of potential strategic alternatives for the business.

As of May 31, 2013, cash and cash equivalents totaled $5.0 million compared to $12.2 million as of February 28, 2013. As of May 31, 2013, our principal sources of liquidity were our cash and cash equivalents, the majority of which was held in the United States. During the first quarter of fiscal 2014, additional sources of liquidity were made available to us under a new Term Loan of a principal amount of $10 million. Additionally, we issued $13.1 million of Subordinate Senior Secured Convertible Debentures in August 2013. Since our inception, we have historically not generated sufficient cash from operations and have relied upon funds from equity offerings and debt financings. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of May 31, 2013, we had no material commitments for capital expenditures.

The following table summarizes our cash flows for the presented periods (in thousands):

	Three Months Ended May 31,
	2013	2012
Net cash used in operating activities	$(15,477)	$(55,908)
Net cash used in investing activities	(248)	(1,692)
Net cash provided by financing activities	8,591	8,550

Operating Activities

Cash used in operations in the three months ended May 31, 2013 was $15.5 million, which included a net loss of $13.2 million and aggregate increases in working capital of $8.6 million. The increase in working capital consisted of decreases in accounts payable of $4.9 million and accrued and other liabilities of $4.2 million, increases in trade accounts receivable of $2.6 million, partially offset by decreases in inventory of $1.8 million and prepaid expenses and other assets of $1.3 million. Accounts receivable increased due to stronger collection efforts and timing of collections. Accounts payable and accrued liabilities decreased due to lower purchasing volumes and the timing of payments to vendors. Inventory decreased primarily due to higher reserves related to excess and obsolete inventory.

Investing Activities

Net cash used in investing activities was $0.2 million in the three months ended May 31, 2013, resulting from purchases of capital equipment.

Financing Activities

Net cash provided by financing activities was $8.6 million for the three months ended May 31, 2013 due to proceeds from loans payable, partially offset by restricted cash uses for letters of credit.

We have historically not generated sufficient cash from operations and have relied upon equity offerings and debt financing such as accounts receivable factoring, increased trade terms from vendors, and bank lines of credit.

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

In September 2013, we entered into a third amendment to the Hercules Loan Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the $200,000 facility modification charge included in the First Amendment was deferred from being currently due to being due upon facility termination.

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

Subordinate Senior Secured Convertible Debentures and Warrants

Also in August 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which it issued $13.1 million aggregate principal amount of 9% Subordinate Senior Secured Convertible Debentures due August 13, 2014 (the “Debentures”) at par and issued warrants to purchase 5,778,750 shares of our Common Stock (the “August Warrants”) that are exercisable until August 13, 2018. The conversion price of the Debentures is $1.70 per share, and the exercise price for the August Warrants is $0.75 per share, both subject to adjustment. The Debentures are secured by a security interest in substantially all of our personal property. The indebtedness and obligations under the Debentures, as well as the liens securing such indebtedness and obligations, are subordinate to the Loan Agreement, except as otherwise described below. The Debentures bear interest at a rate of 9% per annum, payable monthly in arrears in cash, and mature August 13, 2014.

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

The Debentures contain covenants that restrict the ability of OCZ and our subsidiaries to incur additional indebtedness, excluding permitted indebtedness such as borrowing under the Loan Agreement, pledge assets, amend its charter documents in any manner that materially and adversely affects the rights of the holders of the Debentures, repurchase equity securities, prepay indebtedness, pay dividends or enter into transactions with affiliates except on an arms’-length basis. The Debentures provide for customary events of default for transactions of this nature. If an event of default occurs under the Debentures, the holders may declare the outstanding principal amount thereof to be immediately due and payable. The amount due and payable in the event of an acceleration following an event of default would be the sum of (a) the greater of (i) the outstanding principal amount of the Debentures, plus all accrued and unpaid interest hereon, divided by the conversion price, multiplied by the volume weighted average price of our Common Stock over the period specified in the Debentures, or (ii) 125% of the outstanding principal amount of the Debentures, plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debentures.

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

Through May 31, 2013, the Company has not generated sufficient cash from operations and has relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. The Company will be required to secure one or more additional financings to fund its near-term operations. Raising additional capital involves risks and uncertainties, and alternative or additional funding may not be available to the Company on acceptable terms, on a timely basis, or at all. Compliance by the Company with the provisions of its credit agreements, its ability to obtain alternative or additional financing when needed, and its ability to generate profitable operations are important parts of its ability to continue as a going concern. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay certain operating activities. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

See Note 14 to our Notes to Consolidated Financial Statements for subsequent changes to credit facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the three months ended May 31, 2013 or May 31, 2012.

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

Our significant accounting policies are described in Note 3 to the annual consolidated financial statements as of and for the year ended February 28, 2013, included in our Annual Report on Form 10-K, and the notes to condensed consolidated financial statements as of and for the three months ended May 31, 2013, included herein. Our most critical accounting policies include the following:

•	Revenue recognition;

•	Accounts receivable allowances

•	Accruals for customer incentive programs;

•	Advertising cooperative agreements;

•	Product warranties;

•	Inventory valuations;

•	Income taxes;

•	Intangible assets; and

•	Stock based compensation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended May 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk. In March 2013, we entered into a Loan Agreement that provides for a new term loan. We are exposed to risks associated with changes in interest rates in connection with our new term loan. Our indebtedness outstanding under our new term loan is subject to the greater of 9% (the “Floor”) or the prime interest rate plus 5.25%. Currently prime interest rates are below the Floor of 9%, and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the Floor. Based on our debt levels under the Hercules Loan Agreement of $10 million as of May 31, 2013, a 1.0% change in interest rates, above the Floor, would increase net interest expense for the remainder of fiscal 2014 by $0.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

As of May 31, 2013, we have carried out an evaluation, under the supervision of and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended February 28, 2013, we concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of the end of fiscal 2013 based on the material weaknesses identified. These material weaknesses have continued through the quarter ended May 31, 2013. As a result of these material weaknesses, which we view as affecting an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2013.

In light of the material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, such as performing additional reviews of revenue-related transactions, valuations of intangible assets and other critical accounting estimates. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plan and Status

In response to the identified material weaknesses, we are taking a number of remediation steps as included in Annual Report on Form 10-K for the year ended February 28, 2013. We believe these remediation steps will address the material weaknesses identified.

Changes in Internal Control over Financial Reporting

Other than the identification of these material weaknesses, there was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

We are a party to various legal proceedings related to the on-going operation of its business, including claims both by and against us. At any time, such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, or other actions brought by employees, consumers, competitors, or suppliers. We establish accruals for its potential exposure, as appropriate, for claims against us when losses become probable and reasonably estimable. However, future developments or settlements are uncertain and we may be required to change such accruals as proceedings progress. Resolution of any currently known matters, either individually or in the aggregate, may have a material adverse effect on our financial condition, results of operations or liquidity.

Shareholder Litigation

On October 11, 2012, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. C 12-05265-RS) against us, our former Chief Executive Officer, and our former Chief Financial Officer. Between October 12, 2012 and November 6, 2012, a number of similar putative class action lawsuits were filed in the United States District Court for the Northern District of California against the same defendants. The shareholder class action lawsuits have been consolidated as In re OCZ Technology Group, Inc. Securities Litigation, Case No. C 12-05265-RS, and a consolidated amended complaint was filed on March 5, 2013. The amended class action complaint asserts claims for alleged violations of the federal securities laws on behalf of a putative class of persons who purchased or otherwise acquired OCZ common stock and/or call options between July 6, 2011 and January 22, 2013. The amended complaint generally alleges that OCZ and the individual defendants made false and misleading statements regarding OCZ’s business and financial results and seeks unspecified money damages and other relief.

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

The Company did not have any material changes in risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013. The reader should review the Company’s Annual Report in addition to the information provided elsewhere in this quarterly report as it relates to Risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets as of May 31, 2013 and February 28, 2013, Condensed Consolidated Statements of Operations for the three months ended May 31, 2013 and 2012, Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended May 31, 2013 and 2012, Condensed Consolidated Statement of Cash Flows for the three months ended May 31, 2013 and 2012, and Notes to Condensed Consolidated Financial Statements.

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

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ralph H. Schmitt
Ralph H. Schmitt
Chief Executive Officer

By:	/s/ Rafael Torres
Rafael Torres
Chief Financial Officer