Form 10-Q
period 2013-08-31
OCZ TECHNOLOGY GROUP INC
filed 2013-10-07
CIK 1355128

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

The number of shares outstanding of the Registrant’s common stock, $0.0025 par value, was 00,000,000 as of September 30, 2013.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	August 31,	February 28,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,580	$12,224
Restricted cash ( ** included in PP, to be deleted post review **)	0	0
Accounts receivable, net of allowances of $5,043 and $11,930	10,035	12,228
Inventories, net	23,490	32,753
Prepaid expenses and other current assets	5,233	7,888

Total current assets	49,338	65,093
Property and equipment, net	6,905	7,795
Intangible assets, net	4,041	4,892
Non-current deferred tax assets	553	553
Other assets	1,127	491

Total assets	$61,964	$79,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$1,934	$0
Accounts payable	19,724	26,730
Derivative Liability	0	0

Accrued and other liabilities	17,152	22,168

Total current liabilities	38,810	48,898
Convertible subordinated debentures	11,957	0
Loans Payable, net of current portion	7,705	0
Common stock warrant liability	2,081	1,160
Deferred tax liabilities, net of current portion	205	205
Other long-term liabilities	2,444	2,298

Total liabilities	63,202	52,561

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; No shares issued or outstanding	0	0
Common stock, $0.0025 par value; 120,000,000 shares authorized; 00,000,000 and 68,102,890 shares issued and outstanding as of August 31, 2013 and February 28, 2013, respectively	170	170
Additional paid-in capital	341,460	337,403
Accumulated deficit	(342,219)	(310,705)
Accumulated other comprehensive loss	(649)	(605)

Total stockholders’ equity	(1,238)	26,263

Total liabilities and stockholders’ equity	$61,964	$78,824

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net revenue	$32,929	$88,598	$89,752	$165,090
Cost of revenue	31,915	92,667	79,583	177,564

Gross profit	1,014	(4,069)	10,169	(12,474)

Research and development	8,232	12,036	17,101	24,503
Sales and marketing	5,166	8,373	10,330	15,122
General and administrative	7,537	5,960	13,217	10,383
Impairment of intangibles and goodwill	0	62,633	0	62,633
Restructuring	0	0	0	0

Total operating expenses	20,935	89,003	40,648	112,641

Loss from operations	(19,921)	(93,072)	(30,479)	(125,115)
Other income (expense), net	(115)	(258)	(99)	(362)
Interest and financing costs	(333)	(40)	(907)	(96)

Revaluation of common stock warrants and derivatives	0	(2,084)	79	4,933

Loss before income taxes	(20,369)	(95,454)	(31,406)	(120,640)
Provision for (benefit from) income taxes	0	(382)	108	(568)

Net loss	$(20,369)	$(95,072)	$31,514	$(120,072)

Net loss per share:
Basic	$(0.30)	$(0.38)	$(0.46)	$(0.38)

Diluted	$(0.30)	$(0.38)	$(0.46)	$(0.38)

Shares used in net loss per share computation:
Basic	68,172	67,679	68,172	67,592
Diluted	68,172	67,679	68,172	67,592

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net loss	$(20,369)	$(95,072)	$(31,514)	$(120,072)
Change in unrealized loss on foreign currency translation adjustments, net of tax	10	148	(44)	6
Total comprehensive loss	$(11,359)	$(94,924)	$31,558)	$(120,066)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(31,514)	$(120,072)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,325	1,124
Amortization of intangtible assets	851	968
Payment in kind interest accrual	0	0
Provision for accounts receivable allowances	2,385	4,300
Share-based compensation	4,057	3,550
Revaluation of common stock warrants and derivatives	921	(4,933)
Deferred rent	0	0
Deferred income taxes	0	(746)
Net loss on disposal of property and equipment	0	552
Provision for inventory write-downs	2,880	8,613
Changes in assets and liabilities:
Accounts receivable	(192)	(1,587)
Inventories	6,383	(40,226)
Prepaid expenses and other assets	1,956	(236)
Accounts payable	(7,005)	(4,729)
Accrued and other liabilities	(3,870)	4,401

Net cash provided by operating activities	(22,823)	(83,214)

Cash flows from investing activities:
Property and equipment purchases	(435)	(5,501)
Purchased intangible assets	0	(151)

Net cash used in investing activities	(435)	(5,652)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net	0	8,508
Proceeds from employee stock programs, net	0	122
Proceeds from exercise of warrants for common stock	0	97
Restricted cash for letters of credit	62	(62)
(Repayment) proceeds of bank loan, net	21,597	20,000

Net cash provided by (used in) financing activities	21,559	28,665

Effect of foreign exchange rates on cash and cash equivalents	(45)	134

Net increase (decrease) in cash and cash equivalents	(1,644)	(60,067)
Cash and cash equivalents at beginning of period	12,224	92,049

Cash and cash equivalents at end of period	$10,580	$31,982

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Basis of Presentation

Business

OCZ Technology Group, Inc., a Delaware corporation (“OCZ”) was formed in 2002 and is a global leader in the design, manufacturing, and distribution of high-performance solid-state storage solutions and premium computer components. Offering a complete spectrum of solid-state drives (“SSDs”), OCZ provides SSDs in a variety of form factors and interfaces (i.e. PCIe, SAS and SATA) to address a wide range of client and enterprise applications. Having developed firmware and controller platforms, leading edge solid state drives in a wide spectrum of interfaces, and virtualization acceleration software for the enterprise, OCZ delivers vertically integrated solutions enabling transformational approaches to how digital data is captured, stored, accessed, analyzed and leveraged by customers. In addition to SSD technology, OCZ offers a complete range of consumer and industrial-grade power management products. Through strategic acquisitions, the Company has acquired technology and believes it has a competitive advantage that can contribute to its future operating leverage.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and the consolidated financial position of the Company at the date of the balance sheets. All significant intercompany transactions and balances have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at February 28, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 (“2013 Form 10-K”), which was filed with the Securities and Exchange Commission on October 7, 2013.

The interim results presented herein are not necessarily indicative of the results of operations that may be expected for any future period. The Company’s audited consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through August 31, 2013. In addition, the Company had an accumulated deficit of $342.2 million and $309.8 million as of August 31, 2013 and February 28, 2013. Through August 31, 2013, the Company has not generated sufficient cash from operations and has relied primarily on the proceeds from equity offerings and debt financing such as accounts receivable factoring, increased trade terms from vendors and banking credit facilities to finance its operations. The Company’s ability to continue as a going concern is predicated upon, among other things, generating positive cash flows from operations, maintaining compliance with the provisions of its existing credit agreements and, when necessary, its ability to renew such agreements and/or obtain alternative or additional financing. Accordingly, compliance by the Company with the provisions of its existing credit agreements and its ability to obtain alternative or additional financing when needed as well as profitable operations, are important parts of its ability to continue as a going concern.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. The Company’s credit agreements include material debt service costs, operating ratios that the Company must meet and other financial covenants such as the raising of additional capital and the delivery of past due audited financial statements to the lenders. The Company is currently not in compliance with such covenants, and there can be no assurances that the Company will be able to obtain a waiver for non-compliance and comply with these covenants in the future. If the Company does not obtain a waiver and maintain future compliance with the covenants in its credit agreements or if the Company is not able to generate sufficient cash from operations to make the principal and interest payments under the agreements when due, the lenders could declare a default. Any default under its credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements.

If lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that the Company would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of the Company’s indebtedness would have a material adverse effect on the Company’s business, liquidity and financial condition. There is no assurance that alternative or additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. Given the Company’s existing financial condition and current conditions in the global credit markets, should these events occur, there would likely be uncertainties regarding its ability to continue as a going concern. The Company’s audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reclassifications [delete?]

Certain prior year balances have been reclassified to conform to the current year presentation.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to its audited Notes to Consolidated Financial Statements included in its 2013 Form 10-K.

2.	New Accounting Pronouncements

Income taxes

In July 2013, the FASB amended Accounting Standards Codification (“ASC”) Income Taxes. (Topic 740), “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not expect the adoption of these amendments to have a significant effect on the Company’s consolidated financial position or results of operations.

Comprehensive Income

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The revised guidance will not have a material effect on the Company’s financial position, results of operations or liquidity upon our adoption on March 1, 2012.

3.	Fair Value of Financial Instruments

The following table summarizes, for assets or liabilities measured at fair value at the reporting date, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
August 31, 2013
Cash deposits with third-party financial institutions	$10,580	$0	$0

Total assets measured and recorded at fair value	$10,580	$0	$0

Derivative liability	$0	$0	$1,036
Common stock warrant liability	$0	$0	$2,081

Total liabilities measured and recorded at fair value	$0	$0	$3,117

February 28, 2013
Cash deposits with third-party financial institutions	$11,127	$0	$0
Money market funds	1,159	0	0

Total assets measured and recorded at fair value	$12,286	$0	$0

Common stock warrant liability	$0	$0	$1,160

Total liabilities measured and recorded at fair value	$0	$0	$1,160

During the three and six months ended August 31, 2013, there were no transfers between Level 1 and Level 2 fair value instruments. Common stock warrant liability is revalued to current fair value at each reporting period. Fair value of the common stock warrant liability is classified as Level 3 due to the models reliance upon significant unobservable inputs. The following table includes the activity in the common stock warrant liability for the six months ended August 31, 2013 (in thousands):

	Derivative Liability	Warrant Liability	Total
Balance at beginning of period	$0	$1,160	$1,160
Issuance of common stock warrants		1,000	1,000
Issuance of derivative	78		78
Warrants exercised at fair value	0	0	0
Revaluation of warrant liability to current fair value	958	(79)	879

Balance at end of period	$1,036	$2,081	$3,117

4.	Balance Sheet Details

Inventories

Ending inventory by major category includes (in thousands):

	August 31, 2013	February 28, 2013
Raw materials	$11,491	$8,807
Work in progress	3,087	2,619
Finished goods	8,911	21,723

Total net inventory	$23,490	$33,149

Finished goods inventory at August 31, 2013 and February 28, 2013 includes $0.7 million and $2.7 million, respectively, of estimated inventory expected to be returned to the Company as part of its allowance for sales returns.

Accrued and Other Liabilities

Prepaid and other assets consist of the following (in thousands):

	August 31,	February 28,
	2013	2013
Sales and use tax receivable	$2,670	$4,025
Prepaid expenses	1,730	1,454
Other assets	634	2,147
Deferred tax current portion	199	199

Prepaid expenses and other current assets	$5,233	$7,825

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	August 31,	February 28,
	2013	2013
Warranty	$8,902	$11,773
Professional fees	1,496	2,769
Wages and other compensation	3,672	2,658
Customer deposits	980	2,429
Other liabilities	2,102	2,539

Accrued and other liabilities	$17,152	$22,168

5.	Intangible Assets

The following is a summary of the carrying amount of intangible assets at August 31, 2013 and February 28, 2013 (in thousands):

	August 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
Identifiable finite lived intangibles:
Existing and core technology	$4,687	$(1,113)	$3,574	3.9 years
Customer relationships/contracts	75	(36)	39	2.6 years
Trademarks and trade names	505	(394)	111	6.5 years
Licensed technology	1,613	(1,322)	291	0.9 years

Subtotal of finite-lived intangibles:	6,880	(2,865)	4,015	3.7 years

In-process technology, with indefinite lives	26	0	26	indefinite

Identifiable intangibles	$6,906	$(2,865)	$4,041

	February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Weighted- Average Remaining Useful Life
Identifiable finite lived intangibles:
Existing and core technology	$5,606	$(791)	$(781)	$4,034	4.4 years
Customer relationships/contracts	75	(29)	0	46	3.1 years
Trademarks and trade names	505	(362)	0	143	6.0 years
Licensed technology	3,656	(1,601)	(1,411)	644	1.3 years

Subtotal of finite-lived intangibles:	9,842	(2,783)	(2,192)	4,867	4.0 years

In-process technology, with indefinite lives	26	0	0	26	indefinite

Identifiable intangibles	$9,868	$(2,783)	$(2,192)	$4,893

For the three and six months ended August 31, 2013, the Company recorded $0.5 [Note, rounded to 0.5 from 0.4 due to YTD rounding, same with Cogs — >] million and $0.9 million of amortization expense, respectively, for identified intangibles, $0.3 million and $0.5 million of which was included in cost of revenue, respectively. For the three and six months ended August 31, 2012, the Company recorded $0.5 million and $1.0 million of amortization expense, respectively, for identified intangibles, $0.1 million and $0.2 million of which was included in cost of revenue, respectively. During the quarter ended August 31, 2012, the Company recorded an impairment of Goodwill related to existing and core technologies of approximately $0.8 million.

The estimated future amortization expense of purchased and acquired intangible assets with definite lives as of August 31, 2013 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Future amortization expense:
2014 (remaining 6 months)	$459	$215	$674
2015	918	118	1,036
2016	918	44	962
2017	918	14	932
Thereafter	360	51	411

Total	$3,573	$442	$4,015

6.	Credit Facilities

Wells Fargo Capital Finance Senior Secured Credit Facility

On May 10, 2012 the Company signed an agreement with Wells Fargo Capital Finance (“WFCF”) for a $35 million senior secured credit facility (“WFCF Facility”).Borrowings under the WFCF Facility were limited to a borrowing base based on the Company’s receivables. The WFCF Facility had a 5-year term and provided for a committed expansion up to $60 million of cumulative borrowings and for a potential further expansion to $100 million of total borrowings, in each case if certain conditions are met. The WFCF facility contained minimum liquidity levels and certain financial covenants if these levels were not met. At February 28, 2013, no borrowings were outstanding, and in March 2013, the Company terminated the WFCF Facility.

Hercules Technology Growth Capital Loan and Security Agreement

On March 11, 2013, the Company entered into a $30 million loan and security agreement (“Hercules Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). This Hercules Loan Agreement provides for the following:

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

Per the financial covenants, the Company must raise a minimum of $20 million in new equity and/or subordinated debt financing no later than January 31, 2014, of which $10 million in new equity or subordinated debt financing must be raised no later than May 31, 2013. The failure to comply with any financial covenant could result in an event of default. Upon the occurrence and during the continuation of an event of default under the Loan Agreement, the interest rate applicable to both the Term Loan and the Loan Facility shall be increased by 2% per annum.

As of August 31, 2013, borrowings under the Hercules Loan Agreement were $7.7 million, net of debt discount.

In June 2013 through September 2013, the Company entered into three amendments to the Hercules Loan Agreement. See Note 13. As of August31, 2013, the Company [was not] in compliance with all covenants of Amendment No. 1 to the Hercules Loan Agreement.

7.	Common Stock Warrant Liability

In March 2010, the Company issued warrants to purchase up to 2,575,833 shares of its common stock at $5.25 per share (the “Pipe 1 Warrants”). In connection with a $30 million loan and security agreement with Hercules Technology Growth Capital, entered into on March 11, 2013, and receipt of the initial $10 million term loan proceeds, the Company issued warrants to purchase up to an additional 688,073 shares of OCZ Technology stock common stock at an exercise price of $2.18 per share (the “March Hercules Warrants”). Each of these warrants contains certain embedded conversion features and provisions which are subject to anti-dilution adjustments requiring the fair value of the warrants to be reflected on the balance sheet as a liability. The common stock warrant liability related to each warrant is measured at fair value upon issuance, and requires remeasurement to fair value upon each reporting date while the common stock warrants are outstanding.

The fair value of the Pipe 1 Warrants upon issuance ($2.1 million) was recorded as a liability upon issuance, with a corresponding reduction of additional paid-in capital. As a result of the Company’s November 2, 2010 private placement equity financing, the exercise price of the Pipe 1 Warrants was adjusted to $4.87 per share, and as a result of the Company’s issuance of the March 2013 Hercules Warrants, the exercise price was further adjusted to $4.85 per share. These warrants will expire on March 23, 2015 and may be exercised at any time at the option of the holders and may be exercised on a cashless basis. As of August 31, 2013, there were 1,979,168 remaining Pipe 1 Warrants outstanding.

The fair value of the March 2013 Hercules Warrants estimated to be $0.8 million upon issuance, was also recorded as a liability with a corresponding debt discount recorded against the $10 million term loan liability. With the assistance of an independent third-party valuation specialist the fair value of the warrants on the date of issue was determined using the Monte Carlo simulation model, with the following assumptions: five year contractual term, 95% expected volatility, 0.9% risk free rate and no expected dividend. These warrants will expire on March 11, 2018 and may be exercised at any time at the option of the holders and may be exercised on a cashless basis. As of August 31, 2013, all 688,073 warrants were outstanding.

The Company recognized revaluation (income)/expense adjustments in the Consolidated Statements of Operations for the three and six months ended August 31, 3013 was $0.0 million and $0.0 million, respectively, compared with the three and six months ended August 31, 2012 of $0.0 million and $0.0 million, respectively.

The fair value of the common stock warrant liability for the period ended August 31, 2013 and fiscal year ended February 28, 2013 was calculated using the following assumptions: [TBD]

	Pipe 1 Warrants		Hercules Warrants
	August 31,	February 28,	August 31,
	2013	2013	2013
Share price	$1.46	$4.48	$1.46

Expected life (in years)	1.8	2.8	4.8
Risk free interest rate	0.3%	0.3%	1.0%
Volatility	110%	75%	95%
Dividend Yield	0.0%	0.0%	0.0%

Subsequent to May 31, 2013, the Company issued an additional warrant to Hercules. See Note [t – wording on Note 13 is extensive] .

8.	Income Taxes

The Company uses an estimated annual effective tax rate to measure the income tax benefit or expense recognized in each interim period. The Company recorded an income tax provision for the three and six months ended August 31, 2013 of $0.0 and $0.0, respectively, for taxes in non-U.S. jurisdictions, as compared to a tax benefit related to the release of deferred tax liabilities recorded for the same periods of the prior year. The Company’s effective tax rate for the three months ended August 31, 2013 and 2012 was zero.

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

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as basic net loss per share for the three and six months ended August 31, 2013 and 2012, because potential common shares, such as common shares issuable under the exercise of stock options or warrants, are only considered when their effect would be dilutive.

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net loss (numerator)	$(20,369)	$(95,072)	$(31,514)	$(120,072)
Shares calculation (denominator)
Weighted average shares outstanding – basic	68,172	67,679	68,172	67,592
Effect of dilutive securities:
Potential common stock relating to stock options, restricted stock units and warrants	0	0	0	0

Weighted average shares outstanding – diluted	68,172	67,679	68,172	67,592

Net loss per share – basic and diluted	$(0.17)	$(1.40)	$0	$(1.78)

The following table shows the potentially dilutive shares, consisting of options, restricted stock units and warrants, for the periods presented that were excluded from the net loss per share computations because their effect was anti-dilutive (In thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Potentially dilutive equity awards outstanding:
Stock options and restricted stock units	8,858	7,845	8,858	7,845
Warrants	4,146	3,478	4,146	3,478

Total	13,004	11,323	13,004	11,323

10.	Stockholders’ Equity

Common Stock

During the three and six months ended August 31, 2013, we issued 104,276 shares and 000,000 shares of common stock, respectively, in connection to the grant of immediately vested restricted stock units. There were no exercises of stock options or warrants during the period. During the three and six months ended August 31, 2012, the Company issued 24,244 shares and 00,000 of common stock, in connection with the exercise of stock options resulting in net proceeds of $42,000 and $00,000, respectively. In addition, during the three and six months ended August 31, 2013, the Company issued 00,000 and 27,446 shares of common stock in connection with the exercise of warrants in a cashless transaction.

Warrants

The following table summarizes warrant activity for the six months ended August 31, 2013:

	Number of Shares	Exercise Price Range	Total Exercise Price	Weighted Average Exercise Price
Balances at February 28, 2013	3,457,521	$3.00 -$4.87	$17,386,514	$5.03
Warrants granted	688,073	$2.18	1,500,000	$2.18
			(39,584)

Balances at August 31, 2013	4,389,604	$2.18 -$4.85	$22,068,133	$4.55

As a result of the Company’s issuance of warrants to Hercules in connection with the term loan obtained on March 11, 2013, a price adjustment calculation was applied to the outstanding Pipe 1 warrants resulting in a revised exercise price from $4.87 to $4.85 per share, reducing the warrant proceeds by $39,584. As of August 31, 2013, there are 0,000,000 Pipe 1 warrants outstanding.

Stock Incentive Plans

The Company currently grants stock option awards under the 2012 Equity Compensation Plan (“2012 Plan”). The following table summarizes stock option and restricted stock unit activity for the six months ended August 31, 2013:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Option	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at February 28, 2013	3,365,888	8,259,209	$5.19	803,591	$3.65
Authorized	0	0	0	0	0
Granted	(458,026)	267,500	1.76	190,526	1.73
Options exercised and RSU’s vested	0	0	0	(104,276)	1.88
Forfeited or cancelled	96,474	(552,211)	2.62	(21,000)	1.78

Balance at August 31, 2013	3,004,336	7,974,498	4.05	868,841	3.59

Vested and expected-to-vest at August 31, 2013		6,714,893	5.08	625,566	$3.59
Vested and exercisable at August 31, 2013		3,475,909	$5.55

The weighted-average remaining contractual life of all vested and expected-to-vest stock options at August 31, 2013 was 0.0 years. The weighted-average remaining contractual life for all exercisable stock options at August 31, 2013 was 0.0 years. The weighted-average remaining contractual life of all expected-to-vest RSUs at August 31, 2013 was 0.0 years.

The aggregate intrinsic value of options vested and exercisable at August 31, 2013 was $0.0 million. The aggregate intrinsic value of stock options vested and expected to vest was $0.0 million at August 31, 2013. The aggregate intrinsic value of RSUs expected to vest was $0.0 million at August 31, 2013. For stock options, aggregate intrinsic value represents the differences between the exercise price of dilutive stock options and the closing price of the Company’s stock on August 31, 2013, which was $1.46. For RSUs, aggregate intrinsic value represents RSUs valued at the closing price of the Company’s stock on August 31, 2013.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the closing stock price of the Company’s stock on the date of exercise. The intrinsic value of vested RSUs vested is calculated based on the Company’s stock price on the date of vesting.

The weighted-average fair value of options granted for the six months ended August 31, 2013 was $1.73.

Stock-Based Compensation

The following table summarizes stock-based compensation costs in OCZ’s Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2013 and 2012 (in thousands):

Employee stock-based compensation by category of expense:

	Three months ended		Six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Cost of Revenue	$368	$66	$645	$127
Research and development	368	66	645	127
Sales and marketing	151	46	273	88
General and administrative	280	88	557	169

Total stock-based compensation	$799	$200	$1,475	$384

Employee stock-based compensation by instrument:

Stock options	$368	$66	$645	$127
Restricted stock units	280	88	557	169

Total stock-based compensation	$799	$200	$1,475	$384

The Company did not capitalize any stock-based compensation as inventory in the three and six months ended August 31, 2013 and 2012, as such amounts were immaterial. [ ** check ** ]

As of August 31, 2013 and 2012, total unamortized stock-based compensation related to non-vested stock options and RSUs was $11.7 million and $1.1 million, respectively, which will be recognized over weighted-average periods of 2.9 years and 1.7 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	Three months ended		Six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Expected life (in years)	4.13	4.46	4.23	4.32
Volatility	73.9%	43%	73.8%	45%
Risk-free interest rate	1.74%	2.01%	1.87%	2.02%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

11.	Commitments and Contingencies

Lease Commitments

The Company leases office and warehouse facilities under lease terms expiring at various dates through 2018. Certain leases contain provisions which allow for early termination of the obligation prior to the end of the lease term. Rent expense was $0.6 million and $1.1 million for the three and six months ended August 31, 2013, respectively, compared with $0.6 and $1.1 for the three and six months ended August 31, 2012, respectively. As of August 31, 2013, the future minimum payments due under these non-cancellable lease agreements are as follows (in thousands):

Years ending February 28/29
2014 (remaining 6 months)	$1,073
2015	2,126
2016	1,715
2017	1,384
2018	920
Thereafter	390

Total	$7,608

Non-Cancelable Purchase Commitments

From time to time, the Company enters into various inventory and engineering services related purchase commitments with its suppliers. The Company had approximately $10.6 million in non-cancelable purchase commitments for goods and engineering services with certain suppliers as of August 31, 2013, which are expected to settle within the next 12 months. Two key suppliers represented 69% of these goods and engineering services commitments.

Warranties

The Company accrues for estimated warranty costs at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing and cost of warranty claims. Activity for the Company’s warranty accrual for the three months ended August 31, 2013, which is included in accrued liabilities, is summarized below (in thousands):

	Six Months Ended August 31,
	2013	2012
Balance at beginning of period	$11,773	$10,074
Accrual for current period warranties	2,077	7,235
Warranty costs incurred	(4,948)	(4,189)

Balance at end of period	$8,902	$13,119

Standby Letters of Credit

As of August 31, 2013, the Company had no financial guarantees consisting of standby letters of credit.

Indemnifications

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2013.

Litigation [Need update from legal / Quentin?]

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

Failure to Satisfy a Continued Listing Rule

On April 11, 2013, the Company received a letter from Nasdaq stating that unless the Company requested a hearing before the Nasdaq Hearing Panel that the Company’s common stock would be subject to delisting from Nasdaq for noncompliance with the Rule with respect to its failure to file on a timely basis its Forms 10-Q for the period ended August 31, 2012 and November 30, 2012. The Company announced on April 8, 2013 that it would not be able to file its second and third quarter Forms 10-Q prior to the April 8, 2013 extended filing deadline previously established by Nasdaq, resulting in continued noncompliance with the Rule for those filings. On May 28, 2013 the Company received a determination from the NASDAQ Listing Qualifications Panel (the “Panel”) indicating that the Panel had granted the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that the Company is current in the filing of its periodic reports with the Securities and Exchange Commission by September 16, 2013. See Note 13.

Patent Infringement Claim [No longer in Q1. Settled?]

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

12.	Segment and Geographic Information

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

The following table sets forth the net revenues for each of the Company’s product groups for the three and six months ended August 31, 2013 and 2012 (in thousands):

	Three months ended		Six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(in thousands)		(in thousands)
Product Group Revenue
SSD	$29,282	$83,436	$80,520	$155,039
Power supplies/Memory/Other [suggest just other]	3,647	5,162	9,232	10,051

Total	$32,929	$88,598	$89,752	$165,090

Net revenues by major geographic area (based on shipping destination), major customers and the Company’s property and equipment, net by geographic region for the three and six months ended August 31, 2013 and 2012 (in thousands):

	Three months ended		Six months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(in thousands)		(in thousands)
Revenue
United States	$18,219	$33,034	$54,753	$59,952
Canada	165	0	733
Germany	2,444	16,293	5,408	27,790
Other Europe/Middle East/Africa	9,051	22,541	18,635	44,061
Rest of World	3050	16.730	10,223	33,287

Total	$32,929	$88,598	$89,752	$165,090

Major customers

For the three months ended August 31, 2013, one customer represented more than 10% of net revenue, accounting for 28% of net revenue. For the six months ended August 31, 2013, one customer represented more than 10% of net revenue, accounting for 36% of net revenue. For the three months ended August 31, 2012, there was one customer that represented more than 10% of net revenue, accounting for 12% of net revenue. For the six months ended August 31, 2012, there was one customer that represented more than 10% of net revenue, accounting for approximately 10% of net revenue.

As of August 31, 2013, no customer represented for more than 10% of net trade receivables. As of August 31, 2012, one customer accounted for approximately 31% of net trade receivables.

Property and equipment

The following table sets forth our property and equipment, net by geographic region as of August 31, 2013 and February 28, 2013:

	August 31, 20113	February 28, 2013
	(in thousands)
Property and equipment, net:
Taiwan	$4,435	$4,967
United States	1,262	1,424
United Kingdom	832	984
Rest of World	376	420

Total	6,905	7,795

13.	Subsequent Events [TBD]

Update of Failure to Satisfy a Continued Listing Rule

On September 12, 2013, the NASDAQ Listing Qualifications panel granted the Company’s request to remain listed on The NASDAQ Stock Market, subject to the condition that the Company becomes current in the filings of its periodic reports with the Securities and Exchange Commission by October 7, 2013.

Hercules Technology Growth Capital, Inc. Loan and Security Agreement [ this and below now longer subsequent – need to check to make sure properly included elsewhere such as L&CR and Notes.]

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

[ Below is still subsequent]

In September 2013, the Company entered into a third amendment to the Hercules Loan Agreement (the “Third Amendment”). Under the terms of the Third Amendment, the $200,000 facility modification charge included in the First Amendment was deferred from being currently due to being due upon facility termination.

Convertible Debentures and Warrants[ this and below now longer subsequent – need to check to make sure properly included elsewhere such as L&CR and Notes.]

Also in August 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which it issued $13.1 million aggregate principal amount of 9% Senior Secured Convertible Debentures due August 13, 2014 (the “Debentures”) at par and issued warrants to purchase 5,778,750 shares of Common Stock (the “August Warrants”) that are exercisable until August 13, 2018. The conversion price of the Debentures is $1.70 per share, and the exercise price for the August Warrants is $0.75 per share, both subject to adjustment. The Debentures are secured by a security interest in substantially all of the personal property of the Company. The indebtedness and obligations under the Debentures, as well as the liens securing such indebtedness and obligations, are subordinate to the Hercules Loan Agreement, except as otherwise described below.

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