Form 10-Q/A
period 2013-08-31
OCZ TECHNOLOGY GROUP INC
filed 2013-10-15
CIK 1355128

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

Explanatory Note

On October 7, 2013, OCZ Technology Group, Inc.’s financial printer erroneously filed a draft of a Form 10-Q for the period ended August 31, 2013 with the Securities and Exchange Commission. Much of the information in the document that was filed is not accurate and the document omits material information that is required to be included in a Form 10-Q. The filing was not authorized by OCZ and investors should not rely on the information in the Form 10-Q for the period ended August 31, 2013 that was filed on October 7, 2013.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	August 31, 2013	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,580	$12,224
Restricted cash	—	62
Accounts receivable, net of allowances of $5,973 and $11,930	9,105	12,228
Inventories, net	23,772	32,753
Prepaid expenses and other current assets	4,741	7,831

Total current assets	48,198	65,098
Property and equipment, net	6,905	7,795
Intangible assets, net	4,041	4,892
Non-current deferred tax assets	553	553
Other assets	584	492

Total assets	$60,281	$78,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,725	$26,730
Accrued and other liabilities	17,076	22,172
Loans payable	16,405	—
Derivative liabilities	5,478	—
Subordinate convertible debentures payable	646	—

Total current liabilities	59,330	48,902
Common stock warrant liabilities	7,284	1,160
Non-current deferred tax liabilities	209	209
Other long-term liabilities	2,494	2,254

Total liabilities	69,317	52,525

Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.0025 par value, 20,000,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $0.0025 par value; 120,000,000 shares authorized; 68,207,166 and 68,102,890 shares issued and outstanding as of August 31, 2013 and February 28, 2013, respectively	170	170
Additional paid-in capital	341,392	337,403
Accumulated deficit	(349,948)	(310,663)
Accumulated other comprehensive loss	(650)	(605)

Total stockholders’ equity (deficit)	(9,036)	26,305

Total liabilities and stockholders’ equity (deficit)	$60,281	$78,830

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Net revenue	$33,500	$88,598	$88,822	$165,090
Cost of revenue	32,100	92,667	79,317	177,564

Gross profit (loss)	1,400	(4,069)	9,505	(12,474)

Research and development	8,227	11,489	17,097	23,294
Sales and marketing	4,888	8,373	10,052	15,122
General and administrative	7,406	5,961	13,086	10,384
Impairment of intangible assets	—	781	—	781

Total operating expenses	20,521	26,604	40,235	49,581

Loss from operations	(19,121)	(30,673)	(30,730)	(62,055)
Change in fair value of common stock warrants and derivative liabilities	(2,752)	(2,084)	(3,731)	4,933
Interest and financing costs	(3,974)	(40)	(4,524)	(96)
Other expense, net	(112)	(258)	(98)	(362)

Loss before provision for income taxes	(25,959)	(33,055)	(39,083)	(57,580)
Provision for income taxes	94	124	202	83

Net loss	$(26,053)	$(33,179)	$(39,285)	$(57,663)

Net loss per share:
Basic and diluted	$(0.38)	$(0.49)	$(0.58)	$(0.85)

Shares used in net loss per share computation:
Basic and diluted	68,292	67,679	68,232	67,592

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012

Net loss	$(26,053)	$(33,179)	$(39,285)	$(57,663)
Change in unrealized loss on foreign currency translation adjustments, net of tax	9	148	(45)	6

Total comprehensive loss	$(26,044)	$(33,031)	$(39,330)	$(57,657)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(39,285)	$(57,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,088	1,124
Amortization of intangible assets	851	968
Write-off of excess debenture debt discount	1,771	—
Write-off of revolving loan issuance costs	817	—
Impairment of intangible assets	—	781
Payment in kind interest accrual	259	—
Provision for accounts receivable allowances	2,385	54,083
Stock-based compensation	3,989	3,550
Change in fair value of common stock warrants and derivative liabilities	3,731	(4,933)
Deferred income taxes	—	(171)
Provision for inventory write-downs	2,568	8,613
Loss on disposal of property and equipment, net	—	552
Changes in assets and liabilities:
Accounts receivable	738	(48,196)
Inventories	6,413	(40,226)
Prepaid expenses and other assets	3,002	(1,444)
Accounts payable	(7,006)	(4,729)
Accrued and other liabilities	(4,856)	4,477

Net cash used in operating activities	(22,535)	(83,214)

Cash flows from investing activities:
Property and equipment purchases	(435)	(5,501)
Restricted cash for letters of credit	62	(62)
Purchased intangible assets	—	(151)

Net cash used in investing activities	(373)	(5,714)

Cash flows from financing activities:
Proceeds of loans, net	9,529	20,000
Proceeds from issuance of subordinate convertible debentures	11,780	—
Net proceeds from issuance of common stock, net	—	8,508
Proceeds from employee stock programs, net	—	122
Proceeds from exercise of warrants for common stock	—	97

Net cash provided by financing activities	21,309	28,727

Effect of foreign exchange rates on cash and cash equivalents	(45)	134

Net decrease in cash and cash equivalents	(1,644)	(60,067)
Cash and cash equivalents at beginning of period	12,224	92,049

Cash and cash equivalents at end of period	$10,580	$31,982

Supplemental disclosures:
Interest paid	171	27
Income taxes paid	123	1
Non-cash investing and financing activities:
Issuance of March Warrants	$1,000	$—
Cancellation of March and June Warrants	6,320	—
Issuance of June and August Warrants	8,693	—
Issuance of derivatives	5,939	—
Issuance of common stock upon cashless warrant exercises	—	144
Change in derivative fair value due to Loan Agreement modifications	(1,441)	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OCZ TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through August 31, 2013, and the Company reflects an accumulated deficit of $350.0 million and a stockholders’ deficit of $9.0 million as of August 31, 2013. Through August 31, 2013, the Company has not generated sufficient cash from operations and has relied primarily on the proceeds from equity offerings and debt financings such as increased trade terms from vendors and credit facilities to finance its operations. Compliance by the Company with the provisions of its credit agreements, its ability to obtain alternative or additional financing when needed, and its ability to generate profitable operations are important parts of its ability to continue as a going concern.

The Company will be required to secure one or more additional financings to fund its near-term operations. Raising additional capital involves risks and uncertainties, and alternative or additional funding may not be available to the Company on acceptable terms, on a timely basis, or at all. The Company believes that a number of factors will contribute to its financing risks, including its history of operating losses, its accounting restatement and its inability to use simplified securities registration forms due to the delays in filing its most recent annual and quarterly reports with the SEC. To the extent that the Company raises additional capital through the sale of equity, convertible debt securities or other securities linked to its equity, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.

The Company’s credit agreements and other loan documents include material debt service costs, operating ratios that the Company must meet and other financial covenants such as the raising of additional capital. In order to fund debt service costs and operate profitably, the Company may have to curtail its operations to reduce costs. Doing so may be disruptive to the business and affect the Company’s ability to compete effectively, and attain profitable operations. Further, the Company is currently not in compliance with certain of its lending covenants, including certain minimum operating ratios and covenants, and there can be no assurances that the Company will be in compliance and comply with these covenants in the future. If the Company does not maintain future compliance with the covenants in its credit agreements or if the Company is not able to generate sufficient cash from operations to make the principal and interest payments under the agreements when due, the lenders could declare a default. Any default under the Company’s credit agreements will allow the lenders the option to demand repayment of the indebtedness outstanding and to foreclose on the Company’s assets that have been pledged as collateral under the applicable agreement.

If lenders were to exercise their rights to accelerate the indebtedness outstanding, the Company would be required to secure additional financing, which would have a material adverse effect on the Company’s business, liquidity and financial condition. This and other factors included above raise substantial doubt about the Company’s ability to continue as a going concern. Management plans regarding these going concern uncertainties include various initiatives, including continued shifts to more profitable, higher-margin enterprise products, the introduction of new products as complete systems solutions, continued reduction of costs and the exploration of potential strategic alternatives for the business. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Comprehensive Income

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012. The revised guidance did not have a material effect on the Company’s financial position, results of operations or liquidity upon our adoption on March 1, 2013.

3.	Fair Value of Financial Instruments

The following table summarizes, for assets or liabilities measured at fair value at the reporting date, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3
August 31, 2013
Cash deposits with third-party financial institutions	$10,580	$—	$—

Total assets measured and recorded at fair value	$10,580	$—	$—

Derivative liabilities	$—	$—	$5,478
Common stock warrant liabilities	—	—	7,284

Total liabilities measured and recorded at fair value	$—	$—	$12,762

February 28, 2013
Cash deposits with third-party financial institutions	$11,127	$—	$—
Money market funds	1,159	—	—

Total assets measured and recorded at fair value	$12,286	$—	$—

Common stock warrant liability	$—	$—	$1,160

Total liabilities measured and recorded at fair value	$—	$—	$1,160

During the three and six months ended August 31, 2013, there were no transfers between Level 1 and Level 2 fair value instruments. Common stock warrant liability is revalued to current fair value at each reporting period. Fair values of the derivative and common stock warrant liabilities are classified as Level 3 due to the model’s reliance upon significant unobservable inputs. The following table includes the activity in the derivative and common stock warrant liabilities for the three and six months ended August 31, 2013 (in thousands):

	Three months ended August 31,		Six months ended August 31,
	2013	2012	2013	2012
Derivative Liabilities
Balance at beginning of period	$1,136	$—	$—	$—
Issuance of derivatives	5,861	—	5,939	—
Change in fair value due to Loan Agreement modifications	(1,441)	—	(1,441)	—
Change in fair value of derivative liabilities	(78)	—	980	—

Balance at end of period	$5,478	$—	$5,478	$—

Common Stock Warrant Liabilities
Balance at beginning of period	$2,081	$4,070	$1,160	$11,087
Issuance of March Warrants	—	—	1,000	—
Cancellation of March and June Warrants	(6,320)	—	(6,320)	—
Warrants exercised at fair value	—	(70)	—	(70)
Issuance of June Warrants	1,026	—	1,026	—
Issuance of August Warrants	7,667	—	7,667	—
Change in fair value of common stock warrant liabilities	2,830	2,084	2,751	(4,933)

Balance at end of period	$7,284	$6,084	$7,284	$6,084

As of August 31, 2013, the estimated fair value of the Hercules Term Loan was $15.8 million with a carrying amount of $16.4 million; and the estimated fair value of the Debentures was $10.2 million, exclusive of the Debentures derivative with a carrying amount of $0.6 million. The estimated fair value was determined using the discounted cash flow and the option pricing methods under different scenarios (Level 3). For additional information related to the Hercules Term Loan and the Debentures, see Notes 6 and 7.

The carrying amounts of certain of the Company’s accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities.

4.	Balance Sheet Details

Inventories

Ending inventories by major category includes (in thousands):

	August 31, 2013	February 28, 2013
Raw materials	$11,492	$8,846
Work in progress	3,087	2,756
Finished goods	9,193	21,151

Total net inventories	$23,772	$32,753

Finished goods inventories at August 31, 2013 and February 28, 2013 includes $0.9 million and $2.7 million, respectively, of estimated inventories expected to be returned to the Company as part of its allowance for sales returns.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following (in thousands):

	August 31, 2013	February 28, 2013
Warranty	$8,902	$11,773
Professional fees	1,496	2,769
Wages and other compensation	3,397	2,658
Customer deposits	980	2,430
Other liabilities	2,301	2,542

Accrued and other liabilities	$17,076	$22,172

5.	Intangible Assets

The following is a summary of the carrying amount of intangible assets at August 31, 2013 and February 28, 2013 (in thousands):

	August 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
Identifiable finite lived intangibles:
Existing and core technology	$4,687	$(1,113)	$3,574	3.9 years
Customer relationships/contracts	75	(36)	39	2.6 years
Trademarks and trade names	505	(394)	111	1.8 years
Licensed technology	1,613	(1,322)	291	0.6 years

Finite-lived intangibles	6,880	(2,865)	4,015	3.4 years

In-process technology with indefinite lives	26	—	26	indefinite

Identifiable intangibles	$6,906	$(2,865)	$4,041

	February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Weighted- Average Remaining Useful Life
Identifiable finite lived intangibles:
Existing and core technology	$5,606	$(792)	$(781)	$4,033	4.4 years
Customer relationships/contracts	75	(29)	—	46	3.1 years
Trademarks and trade names	505	(362)	—	143	2.3 years
Licensed technology	3,656	(1,601)	(1,411)	644	0.9 years

Finite-lived intangibles	9,842	(2,784)	(2,192)	4,866	3.9 years

In-process technology with indefinite lives	26	—	—	26	indefinite

Identifiable intangibles	$9,868	$(2,784)	$(2,192)	$4,892

For the three and six months ended August 31, 2013, the Company recorded amortization expense for identified intangibles of $0.4 million and $0.9 million, respectively, of which, $0.2 million and $0.5 million was included in cost of revenue, respectively. For the three and six months ended August 31, 2012, the Company recorded amortization expense for identified intangibles of $1.2 million and $1.7 million, respectively, of which, $0.1 million and $0.2 million was included in cost of revenue, respectively.

The estimated future amortization expense of purchased and acquired intangible assets with finite lives as of August 31, 2013 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
Future amortization expense:
2014 (remaining 6 months)	$459	$215	$674
2015	918	118	1,036
2016	918	43	961
2017	919	14	933
2018	360	51	411

Total	$3,574	$441	$4,015

6.	Loan Payable

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

Hercules Technology Growth Capital Loan and Security Agreement

On March 11, 2013, the Company entered into a $30 million loan and security agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). This Loan Agreement provides for the following:

•	Term Loan ($15 million) – The first $10 million of the Term Loan was drawn at closing with interest only payments due over the first six months and principal repayments due in thirty monthly installments beginning in November 2013. The remaining $5 million of the Term Loan is contingent upon the Company being current in its SEC filings and achieving certain revenue levels for two consecutive quarters. During the first year, the Term Loan bears interest at an annual interest rate equal to the greater of 12.50% or prime plus 8.75%. After the first year, the Term Loan decreases to the greater of 10% or prime plus 6.25% provided the Company is in compliance with all covenants specified in the Term Loan agreement. In addition to cash interest, the Term Loan accrues payment in kind (“PIK”) interest at a PIK interest rate of 3.0% per year. The Loan Agreement provides for interest-only payments on the Term Loan for six months and repayment of the aggregate outstanding principal balance of the Term Loan in monthly installments starting on November 1, 2013 and continuing through April 1, 2016.

•	Revolving Loan Facility ($15 million) – Under the Revolving Loan Facility, the Company may draw down up to $10 million initially, and an additional $5 million may be available upon achieving certain financial covenants. Borrowings under the Revolving Loan Facility bear interest at an annual rate equal to the greater of 9% or prime plus 5.25%, are limited by a borrowing base of eligible accounts receivable (less certain reserves) multiplied by an advance rate, and are due on April 1, 2016. The Company is also obligated to comply with certain financial covenants and pay an unused line fee on the Loan Facility of 0.50% per annum times the unused portion of the Loan Facility. Unless the Loan Facility has been terminated prior to either such date, on each of the first and second anniversaries of the closing date of the Loan Agreement, the Company is obligated to pay a fee of 1.0% times the Loan Facility. Initial borrowings are due on April 1, 2016.

If all loans under the Loan Agreement are repaid and the Loan Facility was terminated prior to its scheduled maturity, the Company would be obligated to pay a prepayment charge to Hercules equal to: i) 2.00% of the amount of the Term Loan and the Loan Facility if prepaid and terminated in the first 12 months following the closing date, ii) 1.50% of the amount of the Term Loan and the Loan Facility after 12 months following the closing date but prior to 24 months following the Closing Date, and iii) 1.00% of the amount of the Term Loan and the Loan Facility thereafter. Additionally, the Loan Facility carries a loan termination fee of $0.4 million.

The Loan Agreement contains customary representations and warranties and affirmative and negative covenants including, among others, covenants regarding occurrence of qualified financing within a specified period of time, achievement of certain revenue milestones, covenants relating to financial reporting, compliance with laws, limitations on debt, liens, dividends, investments, mergers and acquisitions and sales of the Company’s assets. If the Company violates any of the covenants, the Lender may declare an event of default. In connection with the Loan Agreement, the Lender was granted a security interest in substantially all of the Company’s personal property domestic subsidiaries, whether now owned or hereafter acquired.

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

Pursuant to the Loan Agreement, the Company issued warrants to Hercules (the “March Warrants”) to purchase 688,072 shares of its common stock at $2.18 per share. See Note 9.

The fair value of the warrants and fees paid to Hercules were allocated between the Term Loan and the Revolving Loan Facility based on the Term Loan principal amount and maximum amount available under the Revolving Loan Facility resulting in the Term Loan discount of $0.6 million and Revolving Loan Facility deferred charges of $0.9 million.

In June 2013, the Company entered into an amendment (the “First Amendment”) to the Loan Agreement that redefined certain calculations with respect to the financial ratios and extended the requirement to consummate qualified financing to June 21, 2013. In addition, in connection with the First Amendment, the March Warrants were amended and 3,050,000 additional warrants were granted (“June Warrants”). See Note 9. Also under the terms of the First Amendment, the Company is required to pay a facility modification charge of $200,000 upon maturity of the Term Loan. The First Amendment is accounted for as a debt modification resulting in the reset of the Term Loan’s effective interest rate as of June 13, 2013. The estimated fair value of the June Warrants of $1.0 million was accounted for as additional discount to the carrying value of the Term Loan.

In August 2013, the Company entered into a second amendment to the Loan Agreement (the “Second Amendment”). Under the Second Amendment:

•	all outstanding amounts under the Term Loan, other than the Warrant Exchange Fee (as defined below), are due and payable June 1, 2014;

•	Hercules may make advances under the Revolving Loan Facility in its sole discretion;

•	the principal balance on the Term Loan outstanding on October 31, 2013 is repayable in equal monthly installments of principal and interest beginning November 1, 2013 (calculated on a mortgage style basis as if the final maturity date was 30 months after the date of the initial installment), with the balance due on June 1, 2014;

•	the Company is required to provide Hercules with the Company’s audited financial statements for the fiscal years ended February 29, 2012 and February 28, 2013 as soon as practicable and in any event by September 16, 2013;

•	certain covenants were amended to permit the Company to issue the Debentures (“Debentures” as discussed below) and perform its obligations thereunder;

•	if, prior to delivery of the Company’s financial statements for any fiscal quarter, the Company takes action to improve its liquidity to the satisfaction of Hercules, the quarterly EBITDA and minimum liquidity covenants will be deemed to be waived until delivery of the financial statements for the next fiscal quarter; and

•	Hercules waived all events of default existing prior to the date of the Second Amendment.

In addition, pursuant to the Second Amendment, the March Warrants and June Warrants were cancelled in exchange for a fee (the “Warrant Exchange Fee”) of $6.5 million, payable upon the earlier to occur of (a) the consummation of any sale of all or any material portion of the Company’s assets in one or a series of transactions, the merger, consolidation, share exchange or similar transaction of the Company with or into another corporation, company or other entity or a Change of Control (as defined in the Loan Agreement), (b) the payment in full in cash of the then outstanding principal amount of and all accrued and unpaid interest on the Debentures, (c) the Hercules term loan maturity date, or (d) the payment in full of the outstanding secured obligations under the Loan Agreement. However, the Second Amendment provides that the Company will not make and Hercules will not accept the payment of the Warrant Exchange Fee unless and until the principal amount of the outstanding Debentures and all accrued and unpaid interest, fees and other amounts due and payable thereon shall have been paid in full or otherwise converted into shares of common stock. The Warrant Exchange Fee does not bear interest but it is secured by the collateral under the Loan Agreement. As of the time immediately prior to the cancellation of the March Warrants and June Warrants, such warrants entitled Hercules to purchase 4,077,397 shares of the Company’s common stock at an exercise price of $1.46 per share, with the March Warrants to purchase 1,027,397 shares to expire in March 2018 and the June Warrants to purchase 3,050,000 shares to expire in June 2018. The March Warrants and the June Warrants were cancelled effective August 13, 2013.

The Second Amendment is accounted for as a debt modification with regards to the Tem Loan and as a cancellation of the Revolving Loan Facility resulting in the write off of $0.8 million of unamortized deferred issuance costs related to the Revolving Loan Facility which is included in interest and financing costs on the Condensed Consolidated Statement of Operations for the three months ended August 31, 2013. The fair value of the March Warrants and the June Warrants was adjusted immediately prior to their cancellation and a charge of $4.1 million was included in change in the fair value of the common stock warrants and derivative liabilities in the Condensed Consolidated Statement of Operations for the three months ended August 31, 2013. After cancellation, the fair value of the cancelled warrants was included with the loan payable to Hercules.

Violation of financial covenants

The Company is currently not in compliance with certain of the financial covenants regarding operating ratios included in the Loan Agreement, as amended.

In September 2013, the Company entered into a third amendment to the Loan Agreement. See Note 15.

7.	Subordinate Senior Secured Convertible Debentures

In August 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which it issued $13.1 million aggregate principal amount of 9% Subordinate Senior Secured Convertible Debentures due August 13, 2014 (the “Debentures”) at par and issued warrants to purchase 5,778,750 shares of common stock (the “August Warrants”) that are exercisable until August 13, 2018. Shares issuable upon conversion of the Debentures or upon exercised of the Warrants were not registered with the SEC as of August 31, 2013. The conversion price of the Debentures is $1.70 per share, and the exercise price for the August Warrants is $0.75 per share, both subject to adjustments upon issuance of common stock at the price below the conversion (for conversion price) and exercise price (for August Warrants) (“down-round adjustment”). The Debentures are secured by a security interest in substantially all of the personal property of the Company. The indebtedness and obligations under the Debentures, as well as the liens securing such indebtedness and obligations, are subordinate to the Hercules Loan Agreement, except as otherwise described below.

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

The Debentures provide for customary events of default for transactions of this nature, including a cross-default provision under which an event of default may be declared by the holders if an event of default is declared and the repayment of borrowings is accelerated under any of the Company’s other credit agreements. If an event of default occurs under the Debentures, the holders may declare the outstanding principal amount thereof to be immediately due and payable. The amount due and payable in the event of an acceleration following an event of default would be the sum of (a) the greater of (i) the outstanding principal amount of the Debentures, plus all accrued and unpaid interest hereon, divided by the conversion price, multiplied by the volume weighted average price of the Company’s common stock over the period specified in the Debentures, or (ii) 125% of the outstanding principal amount of the Debentures, plus 100% of accrued and unpaid interest, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debentures.

If the Company is not current in its SEC filings at any time after six months following the date of the Purchase Agreement and prior to the date on which the Debentures, the August Warrants and the underlying shares may be resold by non-affiliates without restriction under Rule 144, it would owe liquidated damages equal to 2% of the principal amount of the Debentures per month until the Company makes the required SEC filings or the underlying shares may be resold by non-affiliates without complying with the current public information requirement of Rule 144. In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the parties to the Purchase Agreement pursuant to which the Company has agreed to file a registration statement with the SEC within 60 days of the closing to register the resale of the shares of common stock issuable upon conversion of the Debentures and upon exercise of the August Warrants. If the Company fails to file the registration statement when required, the registration statement is not declared effective when required or fails to remain effective during the period specified in the Registration Rights Agreement, the Company would owe monthly liquidated damages equal to 2% of the aggregate purchase price paid for the Registrable Securities pursuant to the Purchase Agreement. However, such liquidated damages may not exceed 18% of the aggregate purchase price paid.

The Debentures include an embedded derivatives related to conversion and redemption features (“the Debenture Derivative”). The fair value of the August Warrants and the Debenture Derivatives exceeded the amount of proceeds received since the transaction price was substantially less than the fair value of the financial instruments issued due to financial conditions experienced by the Company in August 2013. The Company immediately expensed such excess and recorded a charge for the entire amount of the Debentures’ issuance costs resulting in the total charge of $1.8 million which is included in interest and financing costs on the Condensed Consolidated Statement of Operations for the three months ended August 31, 2013. The Debentures are initially recorded at zero carrying value and accreted straight-line over one year period to the value determined as the difference between the fair value of the Debentures on the issuance date and the fair value of the Debenture Derivative (“Deemed Residual Value”). The interest expense is calculated under the effective interest rate method based on the Deemed Residual Value.

The debt discount to the carrying value of the Debentures was $12.5 million and will be amortized to interest expense over the life of the loan.

8.	Derivative Liabilities

The Loan Agreement includes a derivative for a put option feature whereby the Lender may require repayment of the loan principal and accrued and unpaid interest upon specified events of default including failure to meet revenue milestones, failure to raise financing, occurrence of change in control and certain events related to creditworthiness (the “Hercules Derivative”). The estimated fair value of the Hercules Derivative was bifurcated from the host contract and recorded as a derivative liability. The estimated fair value of the Hercules Derivative upon issuance of the Hercules Loan Agreement in March 2013 of $0.1 million was recorded as a debt discount to the $10 million Term Loan with a corresponding liability reflected on the Condensed Consolidated Balance Sheet. The fair value of the derivative liability is classified as Level 3 due to the model’s reliance upon significant unobservable inputs.

The Debentures Purchase Agreement includes derivatives for conversion and redemption features whereby the Debenture holders may require the conversion of the Debentures along with accrued and unpaid interest upon specified events (the “Debentures Derivative”). Upon issuance of the Debentures the estimated fair value of the Debentures Derivative of $5.9 million was bifurcated from the host contract and recorded as a derivative liability and as a debt discount to the Debentures.

The fair value of the derivatives were determined upon issuance using the discounted cash flow and the option pricing methods under differing scenarios including the following assumptions:

	Hercules Derivative	Debentures Derivative
Expected life (in years)	3.1	1.0
Risk free interest rate	1.3%	0.1%
Volatility	95%	50%
Dividend yield	—	—

The derivative liabilities require remeasurement to fair value upon each reporting date and accordingly, the Company recognized changes in the fair value of the derivatives of $0.1 of income and $1.0 million of expense in the three and six months ended August 31, 2013, respectively, in the accompanying Condensed Consolidated Statements of Operations.

9.	Common Stock Warrant Liabilities

The Company has issued the following warrants that have been recorded as a common stock warrant liability since these warrants are not considered indexed to the Company’s equity:

•	PIPE 1 Warrants – In March 2010, the Company issued warrants to purchase up to 2,575,833 shares of its common stock (the “PIPE 1 Warrants”). Each of the PIPE 1 Warrants contains certain embedded conversion features and provisions which are subject to anti-dilution adjustments requiring the fair value of the warrants to be reflected on the balance sheet as a liability. As a result of the Company’s issuance of the Hercules March Warrants, the exercise price of the PIPE 1 Warrants was adjusted to $4.85 per share. As a result of the Company’s issuance of the Debentures in August 2013, a further price adjustment calculation was applied to the outstanding PIPE 1 Warrants resulting in a revised exercise price from $4.85 to $4.55 per share. These warrants will expire on March 23, 2015 and may be exercised at any time at the option of the holders and may be exercised on a cashless basis. As of August 31, 2013, there are 1,979,168 remaining PIPE 1 Warrants outstanding.

•	March Warrants and June Warrants – Pursuant to the Loan Agreement (see Note 6), the Company issued March Warrants to purchase 688,072 shares of its common stock at $2.18 per share. The exercise price of the March Warrants is subject to the down-round adjustment. The estimated fair value upon issuance of the March Warrants was $1.0 million.

•	In connection with the First Amendment to the Loan Agreement, the March Warrants were amended whereby the Company reset the exercise price of the March Warrants to purchase 688,072 shares of common stock from $2.18 to $1.46 per share, resulting in 1,027,397 shares of common stock issuable upon full exercise of the March Warrant. Additionally, the June Warrants were issued to purchase a number of shares of the Company’s common stock equal to the quotient obtained by dividing $365,000 (the “Aggregate Amount”) by an exercise price which was initially set at $1.46 per share, resulting in a grant of warrants to purchase 250,000 shares of common stock issuable upon full exercise of the June Warrants and; providing that the Aggregate Amount shall be increased by $73,000 each calendar day until the closing of a financing of new equity, together with any subordinated debt, of at least $10 million after June 18, 2013 resulting in an additional 2,800,000 warrants being issuable immediately prior to the consummation of the Debentures issuance.

In August 2013, the March Warrants and June Warrants were cancelled in exchange for the Warrant Exchange Fee. See Note 6.

•	Debentures August Warrants – In August 2013, the Company issued the August Warrants to purchase 5,778,750 shares of common stock in connection with its Subordinate Senior Secured Convertible Debentures Purchase Agreement. The exercise price for the August Warrants is $0.75 per share, subject to down-round adjustment. The estimated fair value upon issuance of the August Warrants was $7.7 million.

The fair value of the warrants upon issuance was determined by using the option pricing approach with the following assumptions including:

	March Warrants	June Warrants	August Warrants
Expected life (in years)	5.0	5.0	5.0
Risk free interest rate	0.9%	1.1%	1.5%
Volatility	95%	95%	95%
Dividend yield	—	—	—

Each common stock warrant liability was measured at fair value upon issuance, and each was recorded as a discount to the underlying debt upon issuance.

At each reporting period, the common stock warrant liability is revalued to its estimated current fair value with changes to the estimated fair value recognized in the Condensed Consolidated Statement of Operations. The fair values of the common stock warrant liability as of August 31, 2013 and February 28, 2013 were calculated using the following assumptions:

	PIPE 1 Warrants	August Warrants
August 31, 2013
Share price	$1.40	$1.40
Expected life (in years)	1.6	5.0
Risk free interest rate	0.3%	1.6%
Volatility	110%	95%
Dividend yield	—	—

February 28, 2013
Share price	$4.48	—
Expected life (in years)	2.8	—
Risk free interest rate	0.3%	—
Volatility	75%	—
Dividend yield	—	—

In August 2013, the March Warrants and June Warrants were cancelled in exchange for the Warrant Exchange Fee. See Note 6.

10.	Income Taxes

The income tax provision for interim periods reflects the Company’s computed estimated annual effective tax rate and differs from the taxes computed at the federal and state statutory rates primarily due to the effects of not benefiting U.S. tax attributes due to the Company having a full valuation allowance and the impact of foreign taxes.

The tax provision for the three months ended August 31, 2013 reflects provisions from our foreign operations. For the six months ended August 31, 2013, the tax provision increased over the prior year was primarily due to the prior year acquisition related release of valuation allowance and reduction of an indefinite-lived in-process research and development deferred tax liability.

During the three months ended August 31, 2013, the liability for uncertain tax positions less accrued interest and penalties increased from $4.7 million to $4.8 million. Of the total $4.8 million of unrecognized tax benefits, $1.1 million represents the amount that if recognized, would unfavorably affect the Company’s effective income tax rate in a future period. The Company does not believe its uncertain tax positions will significantly change within the next twelve months.

The Company records interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three and six month periods ended August 31, 2013 the Company had accrued $18,000 and $24,000, respectively, for estimated interest and no estimated penalties related to uncertain tax positions.

The Company has maintained a valuation allowance offsetting the majority of its gross deferred tax assets. The valuation allowance is reviewed quarterly for both positive and negative evidence regarding the realizability of these deferred tax assets and the Company will retain the valuation allowance until which time management determines there is sufficient positive evidence such that it is more likely than not that its deferred tax assets will be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates and tax planning strategies.

11.	Net Loss Per Share

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

Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands, except per share amounts):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net loss (numerator)	$(26,053)	$(33,179)	$(39,285)	$(57,663)
Shares calculation (denominator)
Weighted average shares outstanding – basic	68,292	67,679	68,232	67,592
Effect of dilutive securities:
Potential common stock relating to stock options, restricted stock units and warrants	—	—	—	—

Weighted average shares outstanding – diluted	68,292	67,679	68,232	67,592

Net loss per share – basic and diluted	$(0.38)	$(0.49)	$(0.58)	$(0.85)

Included in the weighted average shares above for August 31, 2013, are 430,000 RSU’s which had vested in the quarter ended August 31, 2013, but had not yet been issued.

The following table shows the potentially dilutive shares, consisting of options, restricted stock units, warrants, and shares issuable upon conversion of Debentures for the periods presented that were excluded from the net loss per share computations because their effect was anti-dilutive as of (in thousands):

	August 31, 2013	August 31, 2012
Potentially dilutive equity awards outstanding:
Stock options and restricted stock units	9,690	8,843
Warrants	9,236	3,458
Conversion of debentures	7,705	—

Total	26,631	12,301

12.	Stockholders’ Equity (Deficit)

Common Stock

During the six months ended August 31, 2013, we issued 104,276 shares in connection to the grant of immediately vested restricted stock units. There were no exercises of stock options or warrants during the three and six months ended August 31, 2013.

Warrants

The following table summarizes warrant activity for the six months ended August 31, 2013:

	Number of Shares	Exercise Price Range	Total Exercise Price	Weighted Average Exercise Price
Balances at February 28, 2013	3,457,521	$3.00 – $5.25	$17,386,514	$5.03
March Warrants granted	688,073	2.18	1,500,000	2.18
Revision to PIPE 1 exercise price	—	—	(633,334)	—
Revision to March Warrants	339,325	—	—	—
June Warrants granted	3,050,000	1.46	4,453,000	1.46
August Warrants granted	5,778,750	0.75	4,334,063	0.75
Warrants cancelled for Warrant Exchange Fee	(4,077,397)	1.46	(5,953,000)	1.46

Balances at August 31, 2013	9,236,272	$0.75 – $4.55	21,087,243	2.28

As a result of the Company’s issuance of warrants to Hercules in connection with the Term Loan obtained in March 2013, a price adjustment calculation was applied to the outstanding PIPE 1 Warrants resulting in a revised exercise price from $4.87 to $4.85 per share, reducing the aggregate exercise price of the warrants by $39,584. As a result of the Company’s issuance of the Debentures in August 2013, a further price adjustment calculation was applied to the outstanding PIPE 1 Warrants resulting in a revised exercise price from $4.85 to $4.55 per share, reducing the aggregate exercise price of the warrants by $593,750. As of August 31, 2013, there are 1,979,168 PIPE 1 Warrants outstanding.

Stock Incentive Plans

The Company currently grants stock option awards under the 2012 Equity Compensation Plan (“2012 Plan”). The following table summarizes stock option and restricted stock unit activity for the six months ended August 31, 2013:

		Stock Options		Restricted Stock Units
	Number of Shares Available for Grant	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Option	Restricted Stock Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at February 28, 2013	3,365,888	8,259,209	$5.19	803,591	$3.65
Granted	(1,676,026)	302,500	1.73	1,373,526	1.56
Options exercised and RSU’s vested and issued	—	—	—	(104,276)	1.88
Forfeited or cancelled	184,772	(891,146)	6.24	(53,500)	1.78

Balance at August 31, 2013	1,874,634	7,670,563	4.94	2,019,341	2.47

Vested and expected-to-vest at August 31, 2013		6,547,773	5.02	1,453,926	2.47
Vested and exercisable at August 31, 2013		3,660,598	5.48

Included as outstanding as of August 31, 2013, were 430,000 RSU’s which had vested during the quarter ended August 31, 2013, but for which common stock had not yet been issued.

The weighted-average remaining contractual life of all vested and expected-to-vest stock options at August 31, 2013 was 7.9 years. The weighted-average remaining contractual life for all exercisable stock options at August 31, 2013 was 7.2 years. The weighted-average remaining contractual life of all expected-to-vest RSUs at August 31, 2013 was 2.2 years.

The aggregate intrinsic value of options vested and exercisable at August 31, 2013 was $48,000. The aggregate intrinsic value of stock options vested and expected to vest was $48,000 at August 31, 2013. The aggregate intrinsic value of RSUs expected to vest was $2.0 million at August 31, 2013. For stock options, aggregate intrinsic value represents the differences between the exercise price of dilutive stock options and the closing price of the Company’s stock on August 30, 2013, which was $1.40. For RSUs, aggregate intrinsic value represents RSUs valued at the closing price of the Company’s stock on August 31, 2013.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the closing stock price of the Company’s stock on the date of exercise. The intrinsic value of vested RSUs vested is calculated based on the Company’s stock price on the date of vesting.

The following table provides supplemental information pertaining to stock option and RSU exercise activity for the six months ended August 31, 2013 and 2012 (in thousands, except per share amounts):

	Six Months Ended August 31,
	2013	2012
Stock options:
Weighted-average fair value of options granted per share	$1.14	$4.17
Intrinsic value of options exercised	—	231
Cash received from options exercised	—	122

Restricted stock units:
Weighted-average fair value of RSUs granted per share	$1.56	$5.06
Intrinsic value of RSUs vested	872	774

Stock-Based Compensation

The following table summarizes stock-based compensation costs in OCZ’s Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2013 and 2012 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Employee stock-based compensation by category of expense:
Cost of revenue	$240	$164	$485	$273
Research and development	791	753	1,733	1,439
Sales and marketing	434	516	886	925
General and administrative	420	528	885	913

Total stock-based compensation	$1,885	$1,961	$3,989	$3,550

Employee stock-based compensation by instrument:
Stock options	$1,282	$1,852	$2,651	$3,441
Restricted stock units	603	109	1,338	109

Total stock-based compensation	$1,885	$1,961	$3,989	$3,550

The Company did not capitalize any stock-based compensation as inventory in the three and six months ended August 31, 2013 and 2012, as such amounts were immaterial.

As of August 31, 2013, total unamortized stock-based compensation related to non-vested stock options and RSUs was $10.1 million and $2.2 million, respectively, which will be recognized over weighted-average periods of 2.7 years and 2.2 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Expected life (in years)	4.4	4.6	4.4	4.6
Volatility	89%	78%	89%	76%
Risk-free interest rate	0.5%	0.6%	0.6%	0.8%
Dividend yield	—	—	—	—

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

Lease Commitments

The Company leases office and warehouse facilities under lease terms expiring at various dates through calendar year 2018. Certain leases contain provisions which allow for early termination of the obligation prior to the end of the lease term. Rent expense was $0.6 million and $1.1 million for the three and six months ended August 31, 2013, respectively, compared with $0.6 and $1.1 for the three and six months ended August 31, 2012, respectively. As of August 31, 2013, the future minimum payments due under these non-cancellable lease agreements are as follows (in thousands):

Years ending February 28/29:
2014 (remaining 6 months)	$1,073
2015	2,126
2016	1,715
2017	1,384
2018	920
Thereafter	390

Total	$7,608

Non-Cancelable Purchase Commitments

From time to time, the Company enters into various inventory and engineering services related purchase commitments with its suppliers. As of August 31, 2013 the Company had $8.3 million in non-cancelable purchase commitments with certain suppliers, of which $3.1 million related to inventory and $5.2 million related to engineering services. These purchase commitments are expected to settle within the next 12 months. One key supplier represented 59% of this balance, amounting to a $4.9 million commitment for engineering services.

Warranties

The Company accrues for estimated warranty obligations at the time of product shipment. Management periodically reviews the estimated fair value of its warranty liability and records adjustments based on the terms of warranties provided to customers, historical and anticipated warranty claims experience, and estimates of the timing of warranty claims. Activity for the Company’s warranty accrual for the six months ended August 31, 2013, which is included in accrued liabilities, is summarized below (in thousands):

	Six Months Ended August 31,
	2013	2012
Balance at beginning of period	$11,773	$10,074
Accrual for current period warranties	2,077	7,235
Warranty settlements	(4,948)	(4,189)

Balance at end of period	$8,902	$13,120

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

Litigation

Shareholder Litigation

On October 11, 2012, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. C 12-05265-RS) against us, our former Chief Executive Officer, and our former Chief Financial Officer. Between October 12, 2012 and November 6, 2012, a number of similar putative class action lawsuits were filed in the United States District Court for the Northern District of California against the same defendants. The shareholder class action lawsuits have been consolidated as In re OCZ Technology Group, Inc. Securities Litigation, Case No. C 12-05265-RS, and a consolidated amended complaint was filed on March 5, 2013. The amended class action complaint asserts claims for alleged violations of the federal securities laws on behalf of a putative class of persons who purchased or otherwise acquired OCZ common stock and/or call options between July 6, 2011 and January 22, 2013. The amended complaint generally alleges that OCZ and the individual defendants made false and misleading statements regarding OCZ’s business and financial results and seeks unspecified money damages and other relief. In October 2013, the parties reached a settlement in principle of the federal shareholder class action litigation. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the Court.

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

14.	Segment and Geographic Information

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

The following table sets forth the net revenues for each of the Company’s product groups for the three and six months ended August 31, 2013 and 2012 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Product group net revenue:
SSD	$29,789	$83,436	$79,556	$155,038
Power supplies, memory, other	3,711	5,162	9,266	10,052

Total	$33,500	$88,598	$88,822	$165,090

The following table sets forth net revenues by major geographic area (based on shipping destination) for the three and six months ended August 31, 2013 and 2012 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net revenue by major geographic area:
United States	$18,534	$33,034	$53,749	$59,952
Germany	2,486	16,293	5,406	27,790
Other Europe/Middle East/Africa	9,208	22,541	18,578	44,061
Rest of World	3,272	16,730	11,089	33,287

Total	$33,500	$88,598	$88,822	$165,090

Major Customers

For the three and six months ended August 31, 2013, one customer represented 28% and 36% of net revenue, respectively. We do not expect sales to this customer to continue at such a significant level in future periods. For the three and six months ended August 31, 2012, there was one customer that represented 12% and 10% of net revenue, respectively.

As of August 31, 2013, no customer represented for more than 10% of net trade receivables. As of fiscal year-end 2013, we had two customers that represented 17% and 11% of net trade receivables.

Property and Equipment

The following table sets forth our property and equipment, net by geographic region as of August 31, 2013 and February 28, 2013 (in thousands):

	August 31, 2013	February 28, 2013
Property and Equipment, net:
Taiwan	$4,435	$4,967
United States	1,262	1,424
United Kingdom	832	984
Rest of world	376	420

Total	$6,905	$7,795

15.	Subsequent Events

Third Amendment to Hercules Technology Growth Capital, Inc. Loan and Security Agreement

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

CAUTIONARY STATEMENT

The following is a discussion of the financial condition and results of operations for our three and six months ended August 31, 2013 compared to the three and six months ended August 31, 2012. Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “OCZ,” the “Company” and “our” refer to OCZ Technology Group, Inc., on a consolidated basis. References to “$” are to United States dollars.

You should read this discussion in conjunction with financial information and related notes included elsewhere in this report. We operate and report financial results on a fiscal year ending on the last day of February. Except as noted, references to any fiscal year mean the twelve-month period ending on February 28/29 of that year.

Some of the statements and assumptions included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies, and prospects and estimates of industry growth for the fiscal quarter ended August 31, 2013 and beyond. These statements identify prospective information and include words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. These forward-looking statements are based on information available to us as of the date of this report. Current expectations, forecasts, and assumptions involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks, uncertainties, and other factors may be beyond our control. In particular, the decline in global economic conditions poses a risk to our operating and financial performance as consumers and businesses have, and may continue to, defer purchases in response to tighter credit and negative financial conditions. Such risks and uncertainties also include the impact of the variable demand, particularly in view of current business and economic conditions; dependence on our ability to successfully qualify, manufacture, and sell our disk drive products in increasing volumes on a cost-effective basis and with acceptable quality, particularly our new disk drive products with lower cost structures; the impact of competitive product announcements; our ability to achieve projected cost savings; and our ability to rapidly increase our manufacturing capacity in pace with our competitors if demand for disk drives increases. We also encourage you to read our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on October 7, 2013, and statements made in other subsequent filings, as they contain information concerning risk, uncertainties, and other factors that could cause results to differ materially from those projected in the forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

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

For the three and six months ended August 31, 2013 our net revenue was $33.5 million and $88.8 million, compared to $88.6 million and $165.1 million for the three and six months ended August 31, 2012, respectively. Our net loss for the three and six months ended August 31, 2013 was $26.1 million and $39.3 million, respectively, compared to a net loss of $33.2 million and $57.7 million, in the corresponding periods of the prior year. For the three and six months ended August 31, 2013, one customer accounted for 28% and 36% of our net revenue, respectively. We do not expect sales to this customer to continue at such a significant level in future periods. For the three and six months ended August 31, 2012, one customer accounted for 12% and 10% of our net revenue, respectively.

Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations, as a percentage of net revenue for the periods indicated.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.8	104.6	89.3	107.6

Gross profit (loss)	4.2	(4.6)	10.7	(7.6)

Research and development	24.6	12.9	19.3	14.1
Sales and marketing	14.6	9.4	11.3	9.2
General and administrative	22.1	6.7	14.7	6.3
Impairment of intangible assets	—	1.0	—	0.5

Total operating expenses	61.3	30.0	45.3	30.0

Loss from operations	(57.1)	(34.6)	(34.6)	(37.6)
Change in fair value of common stock warrants and derivatives liabilities	(8.2)	(2.4)	(4.2)	3.0

Interest and financing costs	(11.9)	—	(5.1)	(0.1)
Other expense, net	(0.3)	(0.3)	(0.1)	(0.2)

Loss before provision for income taxes	(77.5)	(37.3)	(44.0)	(34.9)
Provision for income taxes	0.3	0.1	0.2	—

Net income (loss)	(77.8)%	(37.4)%	(44.2)%	(34.9)%

Net Revenue

Consolidated net revenue by product category for the three and six months ended August 31, 2013, compared to the corresponding prior year period, is presented in the table below (dollars in thousands).

	Three Months Ended August 31,				Six Months Ended August 31,
	2013	2012	Inc/(Dec)%		2013	2012	Inc/(Dec)%
Product group net revenue:
SSD	$29,789	$83,436	$(53,647)	(64)%	$79,556	$155,038	$(75,482)	(49)%
Power supplies and other	3,711	5,162	(1,451)	(28)	9,266	10,052	(786)	(8)

Net revenue	$33,500	$88,598	$(55,098)	(62)%	$88,822	$165,090	$(76,268)	(46)%

The decrease in net revenue for the three months ended August 31, 2013, compared to the corresponding prior year period, was primarily due to a decrease in revenue generated from our lower-margin client products partly due to a competitive pricing environment as well as a discontinuation of our value product line in our third quarter of fiscal 2013, partially offset by an increase in revenue from our higher-margin enterprise products. Also, partially offsetting the decline were significant reductions in provisions for product returns, customer incentive program credits, and other pricing credits. SSD net revenue decreased 64% for the three months ended August 31, 2013 compared to the corresponding prior year period due to our continued limited availability of Flash memory, reflecting both the shortage of Flash memory worldwide and our restricted vendor credit related to the process of restating our financial statements. The decrease in net revenue in the six months ended August 31, 2013, compared to the corresponding prior year period, of 46% was primarily due to a decrease in revenue generated from our client products partly due to a competitive pricing environment as well as a discontinuation of our value product line in our third quarter of fiscal 2013, partially offset by an increase in revenue from our enterprise products. Also partially offsetting the six-month decline were significant reductions in provisions for product returns, customer incentive program credits, and other pricing credits. SSD net revenue, including both the client and enterprise categories, decreased 49% for the six months ended August 31, 2013 compared to the corresponding prior year period, due primarily to the continued limited availability of Flash memory referred to above.

Our domestic and international net revenue in the three and six months ended August 31, 2013, compared to the corresponding prior year periods, is presented in the table below (dollars in thousands).

	Three Months Ended August 31,				Six Months Ended August 31,
	2013	2012	Inc/(Dec)%		2013	2012	Inc/(Dec)%
Geographic revenue:
United States	$18,534	$33,034	$(14,500)	(44)%	$53,749	$59,952	$(6,203)	(10)%
International	14,966	55,564	(40,598)	(73)%	35,073	105,138	(70,065)	(67)%

Net revenue	$33,500	$88,598	$(55,098)	(62)%	$88,822	$165,090	$(76,268)	(46)%

The declines in both U.S. and international net revenue in the three months and six months ended August 31, 2013, compared to the corresponding prior year periods, were principally due to the decline in revenue generated from lower-margin client SSD products, partially offset by increases in revenue generated from higher-margin enterprise products. Revenue from enterprise products declined sequentially in the three months ended August 31, 2013 due to the completion of a large customer datacenter installation project by a U.S. customer.

Gross Profit (Loss)

Gross profit and gross margin in the three months ended August 31, 2013, compared to the corresponding prior year period, is presented in the table below (dollars in thousands).

	Three Months Ended August 31,				Six Months Ended August 31,
	2013	2012	Inc/(Dec)%		2013	2012	Inc/(Dec)%
Gross profit (loss)	$1,400	$(4,069)	$5,469	134%	$9,505	$(12,474)	$21,979	176%
Gross margin	4.2%	(4.6)%			10.7%	(7.6)%

The increases in gross profit and gross margin in the three and six months ended August 31, 2013, as compared to the corresponding prior year periods were primarily due to product mix shift towards higher margin enterprise products, lower volumes of customer incentive program credits and other pricing adjustments, and lower provisions for excess, obsolete and slow-moving inventories of $2.0 million and $6.0 million for the three and six months ended August 31, 2013 as compared to the same periods in the prior year.

Operating Expenses

Operating expenses and its percentage of net revenue in the three months ended August 31, 2013, compared to the corresponding prior year period, is presented in the table below (dollars in thousands).

	Three Months Ended August 31,				Six Months Ended August 31,
	2013	2012	Inc/(Dec)%		2013	2012	Inc/(Dec)%
Research and development	$8,227	$11,489	$(3,262)	(28)%	$17,097	$23,294	$(6,197)	(27)%
Sales and marketing	4,888	8,373	(3,485)	(42)	10,052	15,122	(5,070)	(34)
General and administrative	7,406	5,961	1,445	24	13,086	10,384	2,702	26
Impairment of intangible assets	—	781	(781)	(100)	—	781	(781)	100

Total	$20,521	$26,604	$(6,083)	(23)%	$40,235	$49,581	$(9,386)	(19)%

Research and Development – The decrease in research and development expense of $3.3 million for the three months ended August 31, 2013, compared to the corresponding prior year period, was primarily due to lower compensation costs of $2.0 million due in part to headcount reductions related to our fiscal 2013 restructuring and to reduced research and prototype expenses of $1.7 million due to a streamline of our product offerings in the third quarter of fiscal 2013. The decrease in research and development expense of $6.2 million for the six months ended August 31, 2013, compared to the corresponding prior year period, was primarily due to the lower compensation costs of $3.4 million due to headcount reductions related to our restructuring, and lower research and prototype expenses of $2.7 million. The decrease in research and prototype expenses related to a shift in product introduction plans in an effort to streamline product offerings, and included the write-off of prototype materials, electronic design automation tools, research and development test supplies, non-recurring engineering charges, and engineering license amortization expense in the third quarter of 2013.

Sales and Marketing – The decrease in sales and marketing expense of $3.5 million in the three months ended August 31, 2013, compared to the corresponding prior year period, was due to a decrease in marketing, advertising and trade show costs of $1.1 million, a reduction in commissions of $0.7 million and shipping costs of $1.1 million. The reductions in commissions and product shipping costs were due lower revenue levels. The decrease in sales and marketing expense of $5.1 million in the six months ended August 31, 2013, compared to the corresponding prior year period, was primarily due to reductions in marketing, advertising and trade show costs of $1.5 million, commissions of $1.1 million and shipping costs of $1.6 million associated with lower revenue levels. Marketing and advertising expenses during the second quarter of fiscal 2013 were elevated due to a strategy implemented during the fourth quarter of fiscal 2012 to increase market awareness and the availability of our numerous new product introductions.

General and Administrative – The increase in general and administrative expense for the three and six months ended August 31, 2013 of $1.4 million and $2.7 million, respectively was primarily due to legal costs associated with shareholder litigation and accounting costs associated in part with the Company’s financial statement restatement of $2.2 million and $3.7 million, respectively, partially offset by lower charges for disposals of equipment in connection with the winding down of our Korean location and disposal of related warehouse equipment of $0.4 million and $0.6 million.

Impairment of Intangible Assets – We recorded an intangible asset impairment charge of $0.8 million related to acquired intellectual property for which the Octane and Petrol underlying product lines were discontinued in the three months ended August 31, 2012. We have not incurred any impairment charges during fiscal 2014.

Other income (expense), net

Other income (expense), net and its percentage of consolidated net revenue in the three months ended August 31, 2013, compared to the corresponding prior year period, are presented in the table below (dollars in thousands).

	Three Months Ended August 31,				Six Months Ended August 31,
	2013	2012	Inc/(Dec)%		2013	2012	Inc/(Dec)%
Change in fair value of common stock warrants and derivatives	$(2,752)	$(2,084)	$(668)	(**32)%	$(3,731)	$4,933	$(8,664)	(176)%
Interest and financing costs	(3,974)	(40)	(3,934)	**	(4,524)	(96)	(4,428)	**
Other income (expense), net	(112)	(258)	146	56%	(98)	(362)	264	73%

**	not meaningful

Change in Fair Value of Common Stock Warrants and Derivative Liabilities – The change in fair value of common stock warrants and derivative liabilities for the three months ended August 31, 2013 of $2.8 million of expense as compared to $2.1 million of expense for the corresponding prior year period, was primarily due to an increase in the estimated fair value of the Hercules common stock warrants liability of $4.1 million immediately before cancellation in connection with the Warrant Exchange Fee, offset by a decline in fair value of $1.2 million of the Debentures and PIPE 1 common stock warrants due to a decline in the trading price of our common stock. In addition, we entered into a Term Loan with Hercules in the first quarter of fiscal 2014, and we also sold subordinated debentures in the second quarter of fiscal 2014, each of which contained embedded derivatives. The change in fair value associated with these derivatives for the three months ended August 31, 2013 was $0.1 million. The change in fair value of common stock warrants and derivative liabilities for the three months ended August 31, 2012 was due to a decline in the estimated fair value of the PIPE 1 common stock warrants due to a lower trading price of our common stock at period end.

For the six months ended August 31, 2013 the change in fair value of common stock warrants and derivative liabilities was $3.7 million of expense as compared to $4.9 million of income for the corresponding prior year period. Included in the change in fair value for the six months ended August 31, 2013 is $1.1 million of expense related to the change in the estimated fair value of the Hercules derivative. For the six months ended August 31, 2012, the fair value of the PIPE 1 common stock warrants increased due to a higher trading price of our common stock at period end as compared to the previous year end.

Interest and Financing Costs – The increase in interest and financing costs for the three and six months ended August 31, 2013 was primarily due to higher indebtedness outstanding related to the Debentures and Hercules Term Loan financing arrangements entered into during the three and six months ended August 31, 2013 as compared to the corresponding prior year periods. For the three and six month periods ending August 31, 2012, we did not have any significant outstanding indebtedness. During the three months ended August 31, 2013 we recorded charges aggregating $1.8 million by which the fair value of the August Warrants, Debenture Derivative and Debentures issuance costs exceeded the proceeds received from the issuance of the Debentures. Additionally, we wrote-off the unamortized debt issuance costs of $0.8 million associated with the Revolving Loan Facility upon the consummation of the Second Amendment to the Loan Agreement. Included in the remaining interest charges of $1.4 million was amortization of Debenture debt discount of $0.6 million and base monthly interest related charges of $0.8 million for the Term Loan and Debentures. Included in the six months ended August 31, 2013 are the interest and finance charges described above and interest and finance charges associated with the Hercules Term Loan.

Other expense, net – The decline in other expense, net, in the three month and six month periods ended August 31, 2013 were due to lower unrealized losses from fluctuations in foreign currency exchange rates (dollars in thousands).

Provision for Income Taxes

	Three Months Ended August 31,				Six Months Ended August 31,
	2013	2012	Inc/(Dec)%		2013	2012	Inc/(Dec)%
Provision for income taxes	$94	$124	$(30)	(24)%	$202	$83	$119	143%

The provision for income taxes for the three months ended August 31, 2013 was essentially flat with the prior year. The increase in the provision for income taxes for the six months ended August 31, 2013 was due to the prior year acquisition related release of valuation allowance and reduction of an indefinite-lived in-process research and development deferred tax liability.

Liquidity and Capital Resources

Our quarterly condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. We have incurred recurring operating losses and negative cash flows from operating activities since inception through August 31, 2013. In addition, we have an accumulated deficit of $350.0 million and a stockholders’ deficit of $9.0 million as of August 31, 2013. Through August 31, 2013, we have not generated sufficient cash from operations and have relied primarily on the proceeds from equity offerings and debt financing such as increased trade terms from vendors and credit facilities to finance its operations. Our compliance with the provisions of our credit agreements, our ability to obtain alternative or additional financing when needed, and our ability to generate profitable operations are important parts of our ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our credit agreements and other loan documents include material debt service costs, operating ratios that we must meet and other financial covenants such as the raising of additional capital and the delivery of past due audited financial statements to the lenders. In order to fund debt service costs and operate profitably, we may have to curtail our operations to reduce costs. Doing so may be disruptive to the business and affect our ability to compete effectively and operate efficiently. Further, we are currently not in compliance with certain of our operating ratios and covenants, and there can be no assurances that we will be in compliance and comply with these covenants in the future. If we do not maintain future compliance with the covenants in our credit agreements if we are not able to generate sufficient cash from operations to make the principal and interest payments under the agreements when due, the lenders could declare a default. Any default under our credit agreements will allow the lenders under these agreements the option to demand repayment of the indebtedness outstanding under the applicable credit agreements and to foreclose on our assets that have been pledged as collateral under the applicable agreement.

If lenders were to exercise their rights to accelerate the indebtedness outstanding, we would be required to secure additional sources of funding, which may have a material adverse effect on our business, liquidity and financial condition. This and other factors included above raise substantial doubt about the Company’s ability to continue as a going concern. Management plans regarding these going concern uncertainties include various initiatives, including continued shifts to more profitable, higher-margin enterprise products, the introduction of competitive new products, continued containment of costs and the exploration of potential strategic alternatives for the business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Some of our NAND flash suppliers have recently reduced or eliminated our credit lines, which means that we have to pay cash for flash from those manufacturers or obtain flash through distributors that will provide credit to us. Flash that we obtain from distributors typically costs more than flash that we obtain from the manufacturers. If we are not able to obtain, raise or reinstitute the lines of credit with those flash manufacturers, our sales will be adversely affected since for the same amount of money we can purchase less flash from distributors than directly from manufacturers. In addition, our gross profit and net loss will be adversely affected since the flash that we obtain from distributors costs more than the flash that we obtain from the flash manufacturers.

As of August 31, 2013, cash and cash equivalents were $10.6 million compared to $12.2 million as of February 28, 2013. As of August 31, 2013, our principal sources of liquidity were our cash and cash equivalents, the majority of which was held in the United States. During the first quarter of fiscal 2014, additional sources of liquidity were made available to us under a new Term Loan of a principal amount of $10 million. Additionally, we issued $13.1 million of Subordinate Senior Secured Convertible Debentures in August 2013. Since our inception, we have historically not generated sufficient cash from operations and have relied upon funds from equity offerings and debt financings. Our liquidity requirements are primarily to fund our working capital and operating expenses. As of August 31, 2013, we had no material commitments for capital expenditures.

The following table summarizes our cash flows for the presented periods (in thousands):

	Six Months Ended August 31,
	2013	2012
Net cash used in operating activities	$(22,535)	$(83,214)
Net cash used in investing activities	(373)	(5,714)
Net cash provided by financing activities	21,309	28,727

Operating Activities

Cash used in operating activities in the six months ended August 31, 2013 was $22.5 million, which included a net loss of $39.3 million and aggregate decreases in working capital of $1.7 million, partially offset by non-cash charges and provisions of $18.5 million. The decrease in working capital consisted of decreases in accounts payable of $7.0 million and accrued and other liabilities of $4.9 million, partially offset by decreases in trade accounts receivable of $0.7 million, inventories of $6.4 million and prepaid and other expenses of $3.0 million. Inventories decreased primarily due to reduced revenues and reduced revenue forecasts. Accounts payable and accrued liabilities decreased due to lower purchasing volumes and the timing of payments to vendors. The non-cash items included a charge for stock-based compensation of $4.0 million, provisions for inventory reserves of $2.6 million, provisions for accounts receivable allowances of $2.4 million, depreciation and amortization of $2.9 million and the change in fair value of common stock warrants and derivative liabilities of $3.7 million.

Investing Activities

Net cash used in investing activities was $0.4 million in the six months ended August 31, 2013, resulting from purchases of capital equipment primarily in the United States, to support infrastructure and facilitate increased research and development activities.

Financing Activities

Net cash provided by financing activities was $21.3 million for the six months ended August 31, 2013, which consisted of proceeds from the Hercules loan agreement and the issuance of our Subordinate Convertible Debentures.

We have historically not generated sufficient cash from operations and have relied upon equity offerings and debt financing such as increased trade terms from vendors and borrowings under credit facilities.

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

We currently are not in compliance with certain of our covenants regarding operating ratios as provided for under the Second Amendment, and there can be no assurances that we will be in compliance and comply with these covenants in the future. If we do not maintain future compliance with the covenants in the Hercules Loan Agreement, the lender could declare a default. Any default under the Hercules Loan Agreements will allow the lender under the Loan Agreement the option to demand repayment of the indebtedness outstanding.

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

Inflation

Inflation was not a material factor in either revenue or operating expenses during the six months ended August 31, 2013 or August 31, 2012.

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

Our significant accounting policies are described in Note 3 to the annual consolidated financial statements as of and for the year ended February 28, 2013, included in our Annual Report on Form 10-K, and the notes to condensed consolidated financial statements as of and for the three and six months ended August 31, 2013, included herein. Our most critical accounting policies include the following:

•	Revenue recognition;

•	Accruals for customer incentive programs;

•	Accounts receivable allowances;

•	Advertising cooperative agreements;

•	Product warranties;

•	Inventory valuations;

•	Income taxes;

•	Intangibles; and

•	Stock based compensation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended August 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013. However, we cannot give any assurance as to the effect that future changes in interest rates or foreign currency rates will have on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk. In March 2013, we entered into a Loan Agreement that provides for a new Term Loan. We are exposed to risks associated with changes in interest rates in connection with our Term Loan. Our indebtedness outstanding under our Term Loans is subject to the greater of 9% (the “Floor”) or the prime interest rate plus 5.25%. Currently prime interest rates are below the Floor of 9%, and therefore an increase in interest rates would only impact our net interest expense to the extent it exceeds the Floor. Based on our debt levels under the Hercules Loan Agreement of $16.4 million as of August 31, 2013, a 1.0% change in interest rates, above the Floor, would increase net interest expense for the remainder of fiscal 2014 by $0.5 million. In August 2013, we issued Debentures for $13.1 million which bear a fixed interest rate of 9% and accordingly, we are not exposed to risks associated with changes in interest rates for this indebtedness.

ITEM 4.	CONTROLS AND PROCEDURES

As of August 31, 2013, we have carried out an evaluation, under the supervision of and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended February 28, 2013, we concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of the end of fiscal 2013 based on the material weaknesses identified. These material weaknesses have continued through the six months ended August 31, 2013. As a result of these material weaknesses, which we view as affecting an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2013.

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

Remediation Plan and Status

In response to the identified material weaknesses, we have taken and continue to take a number of remediation steps as included in Annual Report on Form 10-K for the year ended February 28, 2013. We believe these remediation steps will address the material weaknesses identified.

Changes in Internal Control over Financial Reporting

Other than the identification of these material weaknesses, there was no change in our internal control over financial reporting which occurred during the period covered by this Quarterly Report on Form 10-Q which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Shareholder Litigation

On October 11, 2012, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. C-12-05265-RS) against us, our former Chief Executive Officer, and our former Chief Financial Officer. Between October 12, 2012 and November 6, 2012, a number of similar putative class action lawsuits were filed in the United States District Court for the Northern District of California against the same defendants. The shareholder class action lawsuits have been consolidated as In re OCZ Technology Group, Inc. Securities Litigation, Case No. C-12-05265-RS, and a consolidated amended complaint was filed on March 5, 2013. The amended class action complaint asserts claims for alleged violations of the federal securities laws on behalf of a putative class of persons who purchased or otherwise acquired OCZ common stock and/or call options between July 6, 2011 and January 22, 2013. The amended complaint generally alleges that OCZ and the individual defendants made false and misleading statements regarding OCZ’s business and financial results and seeks unspecified money damages and other relief. In October 2013, the parties reached a settlement in principle of the federal shareholder class action litigation. The settlement is subject to negotiation of final documentation and court approval. Subject to Court approval, the settlement of $7.5 million will be funded by the Company’s Directors and Officers liability insurance. The settlement may include an additional payment of the lesser of $6.0 million or 4% of the net proceeds in the event that the company or any portion of it is sold within six months of the executed settlement agreement. There can be no assurance that the settlement will be approved by the Court.

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

The Company did not have any material changes in risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on October 7, 2013. The reader should review the Company’s Annual Report in addition to the information provided elsewhere in this quarterly report as it relates to Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

101*

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes:

Condensed Consolidated Balance Sheets as of August 31, 2013 and February 28, 2013, Condensed Consolidated Statements of Operations for the three months ended August 31, 2013 and 2012, Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended August 31, 2013 and 2012, Condensed Consolidated Statement of Cash Flows for the three months ended August 31, 2013 and 2012, and Notes to Condensed Consolidated Financial Statements.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on October 15, 2013.

OCZ TECHNOLOGY GROUP, INC.

By:	/s/ Ralph H. Schmitt
Ralph H. Schmitt
Chief Executive Officer

By:	/s/ Rafael Torres
Rafael Torres
Chief Financial Officer